Form 10QSB
period 1999-05-31
ZSTAR ENTERPRISES INC
filed 2000-01-05
CIK 1074457

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________to _______________

                        Commission file number 001-14815
                                               ---------

                             ZSTAR ENTERPRISES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           98-0196675
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

             4323 West 12th Avenue, Vancouver, B.C., Canada, V6R 2P9
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 224-5851
                           ---------------------------
                           (Issuer's telephone number)


                  ------------------------------------------
                   (Former name, former address, and former
                  fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ...X...   No......

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ...... No......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, $0.001 par value as of January 3, 2000 was 10,550,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes.....   No...X...

                             ZSTAR ENTERPRISES, INC.

                                TABLE OF CONTENT


                                                                                                             Page No.
-----------------------------------------------------------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited) as at May 31, 1999
                       Consolidated Balance Sheet                                                               3
                       Consolidated Statements of Operations                                                    4
                       Consolidated Statements of Cash Flows                                                    5
                       Consolidated Statement of Shareholders Equity                                            6
                       Notes to Consolidated Financial Statements                                               7

Item 2.     Management's Discussion and Analysis or Plan of Operation                                           11


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                   19

Item 2.     Changes in Securities                                                                               19

Item 3.     Defaults Upon Senior Securities                                                                     19

Item 4.     Submission of Matters to a Vote of Security Holders                                                 19

Item 5.     Other Information                                                                                   19

Item 6.     Exhibits and Reports on Form 8-K                                                                    19


SIGNATURES                                                                                                      20


EXHIBITS                                                                                                        21


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
                       INTERIM CONSOLIDATED BALANCE SHEET
                               AS AT MAY 31, 1999
                               ( in U.S. Dollars)


                                                                                                                   Audited
                                                                                                                 (Notes 1,12)
                                                   ASSETS                                                        FEBRUARY 28,
                                                                                               1999                   1999
                                                                                            ---------              ---------
 CURRENT

 Cash                                                                                       $  74,553              $  88,165
 Accounts receivable                                                                           41,339                 32,472
 Prepaid expenses                                                                               6,595                  6,595
                                                                                            ---------              ---------
                                                                                              122,487                127,232
                                                                                            ---------              ---------

 Capital (Note 2)                                                                               1,534                  1,619

 Goodwill (net of accumulated amortization of $ 1,858)                                         72,460                 74,318
                                                                                            ---------              ---------
                                                                                            $ 196,481             $  203,169
                                                                                            =========             ==========
                                                LIABILITIES

 CURRENT

   Accounts payable and accrued liabilities                                                 $ 152,919             $  110,308
   Due to Apex Travel Ltd.                                                                          -                 50,000
                                                                                            ---------              ---------
                                                                                              152,919                160,308
                                                                                            ---------              ---------

                                            SHAREHOLDERS' EQUITY

 CAPITAL STOCK ( NOTE 4)

   Authorized             -30,000,000 common shares with par value of $.001
   Issued                 -10,550,000 common shares ( 1999 - 10,550,000)                       10,550                 10,550

 Contributed surplus ( Note 4)                                                                232,950                222,950

 Deficit                                                                                     (199,938)              (190,639)
                                                                                            ---------              ---------
                                                                                               43,562                 42,861
                                                                                            ---------              ---------

                                                                                            $ 196,481             $  203,169
                                                                                            =========             ==========


 APPROVED BY THE BOARD

  /s/ Chui Keung Ho        DIRECTOR
 --------------------------


                       Unaudited - Prepared by Management

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                   FOR THE PERIOD FROM MARCH 1 TO MAY 31, 1999
                               ( in U.S. Dollars)


                                                                                         (Note 1)
                                                                       1999                1998
REVENUE                                                           $   176,237           $        --

COST OF SALES                                                         156,234                    --
                                                                  -----------           -----------
GROSS PROFIT                                                           20,003                    --
                                                                  -----------           -----------


EXPENSES

  Accounting                                                              676                    --
  Amortization                                                          1,943                    --
  Bad debts                                                               270                    --
  Bank charges                                                            100                    --
  Filing and registration fees                                             16                    --
  Legal                                                                   862                    --
  Management, consulting fees and product development (Note 3)         10,936                    --
  Office and miscellaneous                                              1,631                    --
  Rent                                                                  2,128                    --
  Salaries and benefits                                                 8,924                    --
  Telephone                                                             1,366                    --
  Travel and education                                                    450                    --
                                                                  -----------           -----------

                                                                       29,302                    --
                                                                  -----------           -----------

Net loss for the period                                                (9,299)                   --

Deficit, beginning of the period                                     (190,639)                   --
                                                                  -----------           -----------

Deficit, end of the period                                        $  (199,938)          $        --
                                                                  ============          ===========

Net loss per common share                                         $    (0.001)

Number of common shares outstanding                                10,550,000


                       Unaudited - Prepared by Management

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
                     INTERIM CONSOLIDATED STATEMENT OF CASH
             FLOW FOR THE PERIOD FROM MARCH 1, 1999 TO MAY 31, 1999
                               ( in U.S. Dollars)


                                                                                          (Note 1)
                                                                          1999              1998
OPERATING ACTIVITIES

Net loss for the period                                                 $ (9,299)          $   --

Item not affecting cash

  Amortization                                                             1,943               --
                                                                        --------           ------
                                                                          (7,356)              --

Net change in non-cash working capital balances

              Accounts receivable                                         (8,867)              --
              Prepaid expenses                                                --               --
              Accounts payable                                            42,611               --
                                                                        --------           ------
Cash provided by operations                                               26,388               --
                                                                        --------           ------

FINANCING ACTIVITIES

Due to Apex Travel Ltd.                                                  (50,000)              --
Management contribution of services with no cash consideration            10,000               --
                                                                        --------           ------
Cash used in financing activities                                        (40,000)              --
                                                                        --------           ------

INVESTING ACTIVITY

Capital asset additions                                                       --               --
                                                                        --------           ------

Change in cash during the period                                         (13,612)              --

Cash, beginning of period                                                 88,165               --
                                                                        --------           ------

Cash, end of period                                                     $ 74,553           $   --
                                                                        ========           ======




                       Unaudited - Prepared by Management

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE PERIOD FROM MARCH 1, 1999 TO MAY 31, 1999
                               ( in U.S. Dollars)


                                                                     Par        Contributed                       Shareholder
                                         # of Common    Price per   Value         Surplus      Accumulated          Equity
                                            Shares        Share    (Note 4)       (Note 4)       Deficit           (Deficit)
Balance as at February 28, 1999           10,550,000                $10,550       $222,950      $(190,639)           $42,861

Management contribution of services for
  no cash consideration                                                             10,000                            10,000


Net loss for the period                                                                            (9,299)            (9,299)
                                          ----------                -------       --------      ---------            -------

                                          10,550,000                $10,550       $232,950      $(199,938)           $43,562
                                          ==========                =======       ========      =========            =======





                       Unaudited - Prepared by Management

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (A NEVADA CORPORATION)
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 31,1999
                                (IN U.S. DOLLARS)

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

a)         Incorporation

The Company was incorporated on June 17, 1998 in Nevada, U.S.A. The Company's fiscal year end is February 28. The comparative figures on the balance sheet are as at February 28, 1999. As the Company was incorporated on June 17, 1998, there are no comparative figures for the statement of loss and deficit, and cash flow for the comparative period.

b)         Basis of Accounting

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Apex Canadian Holidays Ltd.

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual filings. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Registration Statement and/or Form 10-KSB filings for further information. The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results.

c)         Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

d)         Financial instruments

The fair values of the financial instruments approximate their carrying value.

e)         Capital assets

Capital assets are recorded at cost and depreciated over their estimated useful lives at the following annual rates and methods:

                   Computer                           30% declining balance
                   Furniture and equipment            20%  declining balance

f)         Goodwill

Goodwill is recorded at cost and amortized on a straight-line basis over 10 years.

g)         Foreign exchange translation

The Company translates the accounts of its self-sustaining foreign subsidiaries using the current rate method. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the rate of exchange in effect on the dates on which items are recognized in income during the period. Translation adjustments arising from changes in exchange rates will be recorded as a foreign currency translation adjustment in shareholders' equity. These adjustments are not reflected in income until realized through a reduction in the Company's net investment in such operations.

h)       Revenue recognition

A subsidiary of the Company operates as a wholesaler and reseller of hotel accommodations and land tour operator. The subsidiary is responsible for collection of the amounts due from customers and for payment to the supplier. Revenue is recognized at the time that the transaction is confirmed.

NOTE 2  CAPITAL ASSETS


                                              Accumulated
                                  Cost        Amortization        Net
Computer                         $1,218              65          $1,153
Furniture and equipment             401              20             381
                                 ------       ------------       ------
                                 $1,619              85          $1,534
                                 ======       ============       ======


NOTE 3   RELATED PARTY TRANSACTIONS AND MANAGEMENT SERVICES

Joist Management Ltd. is related by management contract to provide administrative and general office services to the Company at a rate of $ 10,000 per month until May 31, 1999. None of the shareholders, officer or directors of Joist Management Ltd. are shareholders of ZStar Enterprises, Inc. As a result of the completion of the acquisition of Apex Canadian Holidays Ltd., the Company currently does not require the management services of Joist Management Ltd., who agreed to forego its monthly fees from March 1, 1999 to May 31, 1999.

The Company currently does not have a compensation plan for its officers and directors. An estimate of the fair value of management services of $ 10,000 has been provided in these financial statements to reflect the value of management contributions to the Company since the withdrawal of Joist Management Ltd.

NOTE 4   CAPITAL STOCK AND CONTRIBUTED SURPLUS

The Company's authorized share capital consists of 30,000,000 common shares with par value of $.001.

The Company has the following common shares issued and outstanding:


                                          Total      Capital
                                          Cash        Stock       Contributed
# of Shares                             Proceeds   at Par Value     Surplus
1,500,000 at $0.001                     $  1,500     $  1,500      $     --
9,000,000 at $0.01                        90,000        9,000        81,000
50,000 at $3.00                          150,000           50       149,950
                                        --------     --------      --------
                                        $241,500     $ 10,550      $230,950
Management contribution of services
with no cash consideration                                           10,000

Less share issue costs                     8,000           --         8,000
                                        --------     --------      --------
                                        $233,500     $ 10,550      $232,950
                                        ========     ========      ========


NOTE 5  BUSINESS ACQUISITION

On February 28, 1999, the Company acquired 100% of the outstanding common shares of Apex Canadian Holidays Ltd. from Apex Travel Ltd.. The Company signed a promissory note in the amount of $ 50,000 as full consideration for the purchase. The promissory note was paid in full on April 28, 1999. As a result of this acquisition, Apex Travel Ltd., is no longer related to Apex Canadian Holidays Ltd.

The investment in Apex Canadian Holidays Ltd. exceeded the book value of the net assets by $ 74,318. This excess has been allocated to goodwill and is being amortized over a ten year period.

The underlying assets and liabilities acquired have been assigned the following values:


        Cash                                   $ 23,351
        Accounts receivable                      32,472
        Prepaid expenses                          6,595
        Capital assets                            1,619
        Goodwill                                 74,318
        Accounts payable                        (38,790)
        Due to Apex Travel Ltd.                 (49,565)
                                               --------
                                               $ 50,000
                                               ========


The investment in Apex Canadian Holidays Ltd. has been accounted for using the purchase basis. Intercompany accounts were eliminated for the consolidated statements.

The following consolidated pro forma information reflects the combined results of ZStar Enterprises, Inc. and Apex Canadian Holidays Ltd. as adjusted for elimination of intercompany accounts as of February 28, 1999. The pro forma financial information is based on the purchase method of accounting. The pro forma statements assume the acquisition occurred at the beginning of the period presented in the financial statements. No pro forma balance sheet is included as the transaction is already reflected in the balance sheet of Zstar Enterprises, Inc. at February 28, 1999. For details, please see the audited financial statements for Zstar Enterprises, Inc. as at February 28, 1999.

The consolidated pro forma statements do not purport to be indicative of the financial positions and results of operations and cash flows which actually would have been obtained if the acquisition had occurred on the date indicated or the results which may be obtained in the future.

                        PRO FORMA STATEMENT OF OPERATIONS
                FOR THE PERIOD MARCH 1, 1998 TO FEBRUARY 28, 1999


                                 HISTORICAL        HISTORICAL                           PRO FORMA
                                   ZSTAR             APEX              ADJUSTMENT     CONSOLIDATED
Revenue                         $        --       $   474,794                --       $   474,794
Cost of Sales                            --           419,267                --           419,267
                                -----------       -----------           -------       -----------
                                         --            55,527                --            55,527
Other income                             --             2,039                --             2,039
                                -----------       -----------           -------       -----------
                                                       57,566                --            57,566

Operating expenses

Selling and Administrative          190,639            23,968                             214,607
Salaries and related costs                             35,056                              35,056
Amortization                             --               614             7,432             8,046
                                -----------       -----------           -------       -----------
                                    190,639            59,638             7,432           257,709

Net loss                        $  (190,639)      $    (2,072)          $(7,432)      $  (200,143)
                                -----------       -----------           -------       -----------

Number of common
shares outstanding               10,550,000        10,550,000                          10,550,000

Net loss per share*             $    (0.018)      $     (0.00)                        $    (0.019)


*For purposes of comparability, the number of common shares issued and outstanding is based on the equivalent common shares issued of Zstar Enterprises, Inc. as of February 28, 1999.

NOTE 6   INCOME TAXES

The Company has net loss carryforwards in the amount of $ 199,938. The benefit of these losses has not been recognized in the financial statements as there is no certainty that the losses will be utilized.

The net loss carryforwards expire as follows:


                                  2004      $    388
                                  2005        19,966
                                  2006         2,646
                                  2019       167,639
                                  2020         9,299


The Company will review its need for a provision for federal income tax after each year end.

NOTE 7  YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

NOTE 8  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management's plan in this regard encompasses the February 28, 1999 purchase of Apex Canadian Holidays Ltd. As a result of this purchase, the Company now has continuing operations which is expected by management to provide funding for working capital and purchase requirements based on management's projections. In addition, subsequent to the end of the period, the Company has received $ 100,000 of additional funding through a debt financing. The operating expenses of ZStar Enterprises, Inc. are expected to be lower with the reduction of start-up costs associated with legal, accounting and consulting.

NOTE 9  ALLOCATION OF EXPENSES BETWEEN PARENT COMPANY AND SUBSIDIARY

Neither the parent company nor the subsidiary incurred costs or expenses on behalf of the other.

The subsidiary did not incur income tax expense. Related deferred tax benefits allocated to the subsidiary would equal approximately $ 3,450.

NOTE 10  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES

There are no significant differences between Canadian and U.S. accounting principles requiring adjustment to the financial statements of the Company. Any changes to the Company's financial statements as a result of an accounting pronouncement issued but not yet adopted by the Company are immaterial.

NOTE 12  COMPARATIVE FIGURES

Certain of the comparative figures on the balance sheet have been reclassified to conform with the presentation adopted for the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's Form 10SB12B/A Amendment No. 4 Registration Statement.

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on current revenues; the uncertainties associated with the introduction of new products/services; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its marketing strategy; its dependence on suppliers for some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential product liability risk associated with its existing and future products. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

On February 28, 1999, the Company acquired 100% of the outstanding common shares of Apex Canadian Holidays Ltd. from Apex Travel Ltd. The Company signed a promissory note in the amount of $ 50,000 as full consideration for the purchase. The promissory note was paid in full on April 28, 1999. As a result of this acquisition, Apex Travel Ltd., is no longer related to Apex Canadian Holidays Ltd. The investment in Apex Canadian Holidays Ltd. has been accounted for using the purchase basis. Intercompany accounts were eliminated for the consolidated statements. The investment in Apex Canadian Holidays Ltd. exceeded the book value of the net assets by $74,318. This excess has been allocated to goodwill and is being amortized over a ten year period. For further detail - See Form 10SB12B/A Registration Statement Amendment No. 4, Filing Date June 14, 1999 - PART III (Exhibit 99)

The underlying assets and liabilities acquired have been assigned the following values:

         Cash                                                        $ 23,351
         Accounts receivable                                           32,472
         Prepaid expenses                                               6,595
         Capital assets                                                 1,619
         Goodwill                                                      74,318
         Accounts payable                                             (38,790)
         Due to Apex Travel Ltd.                                      (49,565)
                                                                     --------
                                                                     $ 50,000
                                                                     ========

The Company entered into an agreement with LYNX Internet & Marketing ("LYNX") of Vancouver, British Columbia, Canada, a local Internet service provider and website designer to develop a website that will meet the Company's business objectives. In addition, LYNX will be responsible for the management of the website and will provide office and hardware server space. Lynx is currently developing the internet shopping program for Apex's proposed website -WWW.APEXHOLIDAYS.COM

OVERVIEW

Zstar Enterprises, Inc. ("Company") have incurred significant net losses since the Company's inception. As of May 31, 1999, the Company had an accumulated deficit of $199,938.

The Company was organized under the laws of the State on Nevada on June 17, 1998. The Company is a NEW Nevada corporation formed by a small founding group with the intention of (i) providing internet - based hotel discounting services, and (ii) serving as a holding company for one or more future businesses not yet identified.

The Company has, on February 28, 1999, acquired all of the issued and outstanding shares of stock of Apex Canadian Holidays Ltd. Apex is a Canadian private company, incorporated on October 24, 1996, with principal offices in British Columbia, Canada. The management and staff of Apex have over 25 years of combined hospitality industry experience. Apex specializes in the sale of hotel rooms (retail and wholesale) and land tour packages primarily in the Asian and North American markets.

The Company proposes to sell hotel rooms, at discount rates, directly to travelers who make their own arrangements via the World Wide Web. The Company also proposes to sell rooms at wholesale rates to travel agencies via the World Wide Web. The Company recognizes the growing influence that the Internet has on communications and commerce. The Company believes that the travel sector is one of the areas that will see tremendous new business opportunities through the Internet. The Company intends to create an easy-to-use website where individuals can research, design and book their own hotel packages at discount prices.

In order to expand the Company's operations, the Company anticipate incurring additional expenses to:

     -    implement new and current Internet-related products;
     -    develop new and enhance Apex databases;
     - continue the integration of the Company's website services with its database;
     -    further automate the Company's data collection process;
     -    acquire other companies; and
     -    integrate acquired databases into the Company's standardized format.

The Company also intend to hire additional employees as needed to implement the Company's product development efforts. In addition, the Company propose to further expand the Company's sales force and marketing team to develop new and existing strategic relationships and strengthen the Company's brand name as the Company enter new markets. Lastly, the Company anticipate incurring additional costs related to being a public company, including director's and officer's liability insurance, investor relation programs and professional service fees. As a result of these expenditures and other related factors, the Company expect to continue to incur losses for the foreseeable future.

The Company's quarterly revenues and net income are subject to fluctuation based on customer order patterns. Because of these fluctuations, comparisons of operating results from quarter to quarter for the current year or for comparable quarters of the prior year may be difficult. Except as set forth below, these fluctuations are not expected to be significant when considered on an annual basis.

REVENUES - The Company operates as a wholesaler and reseller of hotel accommodations and land tour operator. Apex is responsible for collection of the amounts due from customers and for payment to the supplier (i.e. third parties). Revenue is recognized at the time that the transaction is confirmed. The Company believes that future revenues will result largely from the sale of hotel bookings, advertising space on the Company's website, and related sponsorship programs.

COST OF REVENUE - The Company expects cost of revenues will consist of payments to third parties including, resellers of hotel rooms, internet service providers, and profit participation payable to strategic alliance partners and others.

SALES AND MARKETING EXPENSES - The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's website. As a result of its plan to expand its operations through internal growth the Company expects these costs to increase in absolute dollars, while decreasing as a percentage of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses currently consist of management, consulting fees (mainly website development), accounting, legal and expenditures for applicable overhead costs such as office rent, wages and benefits, etc. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

RESULTS OF OPERATIONS

Comparative results of the Company's operations to the prior year is not necessary, since the Company was organized in June 17, 1998. On February 28, 1999, the Company acquired Apex, an operating entity, specializing in the sale of hotel rooms (retail and wholesale) and land tour packages primarily in the Asian and North American markets

The increase in the Company's revenues for the three months ended May 31, 1999 resulted principally from the ownership and operation of Apex. Revenues for the first three months of operations was $176,237. The revenues were primarily from the sale of non-internet hotel bookings. The Company believes that the majority of the Company's future revenues will result from the sale of hotel bookings and advertising space on the Company's website.

Cost of revenue, mainly to third parties, from resale of hotel rooms amounted to $156,234 or 88.7% of revenues.

There are currently no selling and marketing expenses. The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's website.

General and Administrative Expenses, consisting mainly of amortization, rent, wages and benefits, management, consulting and legal fees, amounted to $29,302 or 16.6% of revenues. The Company expects expenses to continue to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

The Company reported a loss of ($9,299) or (5.3%) of revenue, however, the Company reported income from operations of $3,334 or 1.9% of revenues

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, the Company have financed the Company's operations and capital expenditures primarily through the sale of stock.

The Company's free cash flow, defined as net income/loss plus non-cash items, amounted to a deficiency of ($7,356) for the three months ended May 31, 1999. Working capital deficiency as of May 31, 1999 and February 28, 1999 was ($30,432) and ($33,076) respectively, and cash balances were $74,553 and $88,165 at the same dates. The cash balance at February 28, 1999 primarily consists of proceeds from the sale of the Company's equity securities.

For the three months ended May 31, 1999, net cash provided by operating activities was $26,388. Net cash provided by operating activities consisted mostly of loss from operations, increases in accounts receivable, offset by increases in accounts payable, and non cash charges such as depreciation and amortization.

Net cash used in financing activities of $40,000 for the three months ended May 31, 1999 resulted from the full payment of the promissory note relating to the Apex acquisition, and from management contribution of services with no cash consideration.

There were no investing activities for the three months ended May 31, 1999.

The Company expect expenses to continue to increase for the foreseeable future as it continue to evaluate possible strategic acquisitions, products and technologies, expand the Company's sales and marketing programs, and conduct aggressive brand promotions.

RISKS AND UNCERTAINTIES

Any investment in the Company's common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with other information contained in this quarterly report, before you decide to buy the Company's common stock. If any of the following risks actually occur, the Company's business would likely suffer. In such case, the trading price of the Company's common stock could decline, and you may lose all or part of the money you paid to buy the Company's common stock.

THE COMPANY MAY NOT ACHIEVE FUTURE PROFITABILITY DUE TO CONTINUED OPERATING LOSSES AND NEGATIVE CASH FLOWS. The Company have incurred substantial general and administrative, and development costs to create, introduce and enhance the Company's Web site. The Company expect operating losses and negative cash flows to continue for the foreseeable future as it continue to incur significant expenses. As a result, the Company will need to generate significant revenues to achieve profitability. Even if the Company do become profitable, it cannot assure you that it can sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than the Company anticipate, or if operating expenses exceed its expectations or cannot be adjusted in response to slower revenue growth, the Company's business will be materially adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements for detailed information related to the Company's uncertain profitability.

The Company may need to raise additional funds in order to fund more aggressive brand name promotions or more rapid expansion, to develop new or enhanced services and products, to respond to competitive pressures or to acquire complementary businesses, technologies or services. Additional financing may not be available on terms favorable to the Company, if at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to fund its expansion, successfully promote its brand name, take advantage of unanticipated acquisition opportunities, develop or enhance services and products or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business

THE COMPANY CANNOT ASSURE YOU THAT ITS INTERNET PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE. The Company have not begun offering its services on the Internet. During the quarter, approximately 100% of revenues were non internet related. The Company intend to continue to increase its reliance on the Internet for delivery of its services and products. As a result, the Company's future profitability will increasingly rely upon the use of its information services and transaction support products on the Internet. The Company's ability to obtain market acceptance for its Internet products will depend on the following factors:

     - the Company's ability to transition customers from the use of its current services and products to the use of these services and products on the Internet in a timely and efficient manner;
     - the Company's customers' acceptance of, and their ability to adapt to the use of, the Company's existing and future services and products on the Internet; and
     - the Company's ability to anticipate and adapt to the changing Internet market.

If the Company's Internet-based information services or transaction support products are not received favorably, it may negatively affect their use of its other products or cause new customers to choose a competitive service over the Company's.

IF THE COMPANY DO NOT SUCCESSFULLY DEVELOP NEW AND ENHANCED SERVICES AND PRODUCTS, ITS REVENUES COULD DECREASE. The Company will not be financially successful if it is unable to meet the increasingly sophisticated needs of its customers through timely developments and new and enhanced versions of its services and products. The Company's planned development and enhancement efforts have inherent risks. The Company may experience financial or technical difficulties that could prevent it from introducing new or enhanced information services or transaction support products. Furthermore, these new or enhanced services and products may contain problems that are discovered after the products are introduced. The Company may need to significantly modify the design of these products to correct problems. The Company's business could be materially adversely affected if the Company experience difficulties in introducing new or enhanced services and products or if these services or products are not received favorably by its customers. Finally, development and enhancement of its services and products will require significant additional expenses and could strain the Company's management, financial and operational resources. The lack of market acceptance of the Company's services or products or its inability to generate satisfactory revenues from such development or enhancements to offset their costs could have a material adverse effect on the business.

IF THE COMPANY DO NOT EXPAND ITS GEOGRAPHIC COVERAGE, THE COMPANY'S SERVICES AND PRODUCTS COULD BECOME LESS DESIRABLE. The Company believe its success is highly dependent on its ability to increase the geographic coverage of its database. If the Company is not able to expand the geographic coverage of its database into other markets, the Company's business could be materially adversely affected. The Company expect this geographic expansion effort to impose additional burdens on its research, sales and administrative resources.

IF THE COMPANY CANNOT MAINTAIN THE INTEGRITY AND RELIABILITY OF ITS PROPRIETARY DATABASE, THE COMPANY MAY NOT BE SUCCESSFUL. The Company cannot assure you that the information in its database will be comprehensive, accurate or timely, particularly as the Company grow. The Company's success is highly dependent on its customers' confidence in the comprehensiveness, accuracy and timeliness of its proprietary database of transactions and the software used to access its database. The Company expect the task of establishing and maintaining such comprehensiveness, accuracy and timeliness during the growth of its business to require substantial effort and expense.

CYCLICAL ECONOMIC SWINGS IN THE TRAVEL AND HOSPITALITY MARKET COULD DECREASE DEMAND FOR ITS SERVICES AND PRODUCTS. The industry traditionally has been subject to cyclical economic swings which could materially adversely affect its business. These cyclical economic swings may be caused by various factors, such as changes in airline tickets prices, interest rates and in economic conditions.

CONSOLIDATION OF THE TRAVEL AND HOSPITALITY INDUSTRY COULD NEGATIVELY IMPACT THE COMPANY'S BUSINESS. The industry is undergoing a period of consolidation, motivated in part by a desire to reduce expenses. Such consolidation poses a number of risks and could materially adversely affect the Company's business. These risks include:

     -    a decrease in the Company's client base;
     -    reduction in the size of the Company's target market;
     - creation of competitors with sufficiently greater bargaining power which could cause price erosion;
     - creation of competitors with access or rights to, or ownership of, sources that provide the data the Company need for its proprietary database; and
     - reduction in the number of sources from whom the Company obtain data for its proprietary database.

IF THE COMPANY IS NOT ABLE TO SUCCESSFULLY DEVELOP ITS INTERNET WEBSITE BRAND NAME, IT COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS. The Company believe that establishing and maintaining its brand name is critical to attracting and expanding its target Internet audience. The importance of developing the Company's brand name will increase due to the growing number of Internet services. In order to build its brand name, the Company must succeed in its marketing efforts, provide high-quality services and products and increase the number of visitors to its Web site. If its marketing efforts are not successful or if the Company cannot increase awareness of its brand name, the Company will not be able to attract and retain Internet users and its business would be materially adversely affected.

IF THE COMPANY IS UNABLE TO CONTINUE TO DEVELOP ITS DIRECT SALES FORCE, IT COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS. In order to support its growth, the Company need to substantially increase the size of its direct sales force. The Company's ability to increase its direct sales force involves a number of risks, including:

     - the competition the Company face from other companies in hiring and retaining sales personnel;
     - the Company's ability to integrate and motivate additional sales and sales support personnel;
     -    the Company's ability to manage a multi-location sales organization;
          and
     -    the length of time it takes new sales personnel to become productive.

There would be a material adverse effect on its business if the Company do not continue to develop and maintain an effective direct sales force.

INTENSE COMPETITION MAY RENDER THE COMPANY'S SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE. The market for the Company's Internet-related and non-Internet-related information services and transaction support products is competitive. The Company cannot assure you that its competitors will not develop services or products that are equal or superior to the Company's or that achieve greater market acceptance. The Company anticipate that the number of direct and indirect competitors will increase in the future and could result in price reductions, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect its business.

IF THE COMPANY FAIL TO BE YEAR 2000 COMPLIANT, IT COULD HARM ITS BUSINESS. The Company have not fully completed tests to assure that its information technology systems will function properly in the year 2000. The Company's computer systems and software programs may need to be upgraded in order to comply with year 2000 requirements, or the Company risk system failure or miscalculations causing disruptions of normal business activities.

The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Management believes that the Company does not have a material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000. The Company intends to conduct an analysis throughout its development stage to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. In particular, most of the purchases from the Company's Internet website will be made with credit cards and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers.

IF THE COMPANY DO NOT EFFECTIVELY MANAGE ITS GROWTH, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. Should the Company experience growth, it will place a significant strain on the Company's management systems and resources. The Company will need to improve its operational and financial systems and managerial controls and procedures. The Company will also need to continue to expand, train and manage its workforce. The Company expect that its workforce will continue to increase for the foreseeable future. The Company will have to maintain close coordination among its technical, accounting, finance, marketing, sales and research departments. If the Company fail to effectively manage its growth and address the above concerns, it could have a material adverse effect on its business. If the Company do not successfully integrate acquired businesses with its business, it could also have a material adverse effect on its business. The Company may not be able to integrate its recent or any future acquisitions successfully with its existing operations without substantial costs, delays or other problems. As the Company integrate acquired businesses or product lines, the Company could have difficulty in assimilating personnel and operations. In addition, the key personnel of acquired companies may decide not to work for the Company. The Company could also have difficulty in assimilating the acquired products, services or technologies into its operations. These difficulties could disrupt its ongoing business, distract its management and employees, increase its expenses and materially adversely affect its results of operations due to accounting requirements such as amortization of goodwill or other purchased intangibles.

IF THE COMPANY ACQUIRE OTHER COMPANIES BY ISSUING EQUITY SECURITIES, YOU MAY EXPERIENCE DILUTION OF YOUR EQUITY INTEREST. The Company may acquire other companies by issuing equity securities. As a result, you may experience dilution of your ownership interest and the newly issued securities may have rights superior to those of the common stock.

INCREASED USAGE COULD STRAIN THE COMPANY'S SYSTEMS AND CAUSE SYSTEMS MALFUNCTIONS WHICH COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS. The performance of the Company's Web site is critical to its reputation, its ability to attract customers and market acceptance of its Web site. The Company's ability to provide uninterrupted, secure online services depends on its ability to protect its facilities and equipment against damage from fire, earthquakes, power loss, water damage, telecommunications failures, vandalism, computer viruses, hacker attacks and other malicious acts, and similar unexpected material adverse events. Customers may become dissatisfied if a system failure interrupts the Company's ability to provide access to its Web site. Because the Company's insurance policies have low coverage limits, its insurance may not adequately compensate the Company for any losses that may occur due to system failures or interruptions.

ANY PROBLEMS WITH THE INTEGRITY OF THE INTERNET'S INFRASTRUCTURE OR WITH THIRD PARTY SERVICE PROVIDERS COULD HAVE A MATERIALLY ADVERSE EFFECT ON ITS BUSINESS. The Company's customers will also depend on Internet service providers, online service providers and other Web site operators for access to its Web site. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could materially adversely affect the Company's business.

IF THE COMPANY DO NOT ADEQUATELY PROTECT ITS PROPRIETARY RIGHTS, IT COULD HARM ITS BUSINESS OR COMPETITIVE POSITION. It may be difficult to protect the Company's proprietary rights. The Company regard its database of transactions and the software used to operate its Web site, as well as its various trademarks and copyrights, as proprietary. Despite precautions, it may be possible for unauthorized parties to copy the Company's services or otherwise obtain and use information that the Company regard as proprietary. Existing trade secrets and copyright laws provide only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the Canada and the U.S. The steps the Company take may not be adequate to deter misappropriation of proprietary information. The Company also may not be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

VARIOUS PARTIES MAY ACCUSE THE COMPANY OF INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS, AND ANY RELATED LITIGATION COULD HARM ITS BUSINESS REGARDLESS OF ITS MERIT. Third parties may assert claims against the Company alleging infringement, misappropriations or other violations of proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require the Company to cease the use and sale of allegedly infringing services and products, incur significant litigation costs and expenses, develop or acquire non-infringing technology or obtain licenses to the alleged infringing technology. The Company may not be able to develop or acquire alternative technologies or obtain such licenses on commercially acceptable terms.

THE COMPANY COULD BE HELD LIABLE FOR PROVIDING INACCURATE OR INCOMPLETE INFORMATION, WHICH COULD HARM ITS BUSINESS. If the Company's services or products yield inaccurate or incomplete information which has a material adverse impact on a customer, the customer might bring a claim for damages against the Company, even if the Company is not responsible for such failure. The limitations of liability set forth in customer contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceed available insurance coverage's, or changes in the Company's insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements could materially adversely affect the Company's business.

IF INTERNET USAGE DOES NOT CONTINUE TO GROW, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. The Internet is relatively new and rapidly evolving. The Company's business would be materially adversely affected if Internet usage does not continue to grow.

THE COMPANY MAY NOT BE ABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGES TO THE INTERNET AND INTERNET PRODUCTS. To be successful, the Company must adapt to the rapid technological changes to the Internet and Internet products by continually enhancing its Web site and introducing and integrating new services and products to capitalize on the technological advances in the Internet. This process is costly and the Company cannot assure you that it will be able to successfully integrate its services and products with the Internet's technological advances. The Company could incur substantial costs if the Company need to modify its services or infrastructure in order to adapt to these changes. If the Company incurred significant costs without adequate results or the Company was unable to adapt to rapid technological changes, it could have a material adverse effect on its business.

ADOPTION OF NEW LAWS AND GOVERNMENT REGULATIONS RELATING TO THE INTERNET COULD HARM ITS BUSINESS. The Company's business could be materially adversely affected by the adoption or modification of laws or regulations relating to the Internet. Laws and regulations directly applicable to Internet communications and commerce are becoming more prevalent. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. The governments of states or foreign countries might attempt to regulate the Company's transmissions or levy sales or other taxes relating to its activities. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet commerce. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, that may impose additional burdens on companies conducting business over the Internet. The growth and development of the market for Internet commerce may also prompt calls for widening access on the Internet to public records, including records concerning the commercial real estate industry.

INTERNET SECURITY CONCERNS COULD HINDER INTERNET COMMERCE AND MATERIALLY ADVERSELY AFFECT ITS BUSINESS. The Company may be required to expend significant capital and other resources to protect against security breaches on its Web site or to alleviate problems caused by such breaches. If any compromise of the Company's security were to occur, it could damage its reputation and expose the Company to a risk of loss, litigation and possible liability. A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet and other online services, as well as user's desires for privacy, may also inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. The Company's services involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. The Company cannot assure you that its security measures will prevent security breaches or that its failure to prevent such security breaches will not have a material adverse effect on its business. Credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and the Company are continually monitoring this problem. However, at the present time, the real or perceived risk of theft and fraud could have a material adverse effect on the Company. The Company cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used to protect customer transaction data. A party who is able to circumvent the Company's security measures could misappropriate confidential information or cause interruptions in its operations.

THE COMPANY MAY BE SUBJECT TO LEGAL LIABILITY FOR DISPLAYING OR DISTRIBUTING INFORMATION ON THE INTERNET. Because content on its Web site is distributed to others, the Company may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. These types of claims have been brought, sometimes successfully, against Internet services in the past. The Company could also be subject to claims based upon the content that is accessible from its Web site through links to other web sites or information on its Web site supplied by third parties. The Company's insurance may not adequately protect against these types of claims. Even to the extent such claims do not result in liability, the Company could incur significant costs in investigating and defending against such claims. The Company's potential liability for information carried on or disseminated through its Web site could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's service to users.

THE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE. The market price of the Company's common stock could decline as a result of sales of a large number of shares of its common stock in the market or the perception that such sales could occur. Such sales also might make it more difficult to sell equity securities in the future at a price that the Company deem appropriate.

THE LIQUIDITY OF THE COMPANY'S STOCK IS UNCERTAIN, AND IT COULD BE DIFFICULT TO SELL YOUR SHARES. The Company cannot predict if an active trading market in its common stock will develop or how liquid that market might become.

THE MARKET PRICE OF THE COMPANY'S STOCK MAY BE MATERIALLY ADVERSELY AFFECTED BY MARKET VOLATILITY. The market prices of the securities of Internet-related companies have been especially volatile and have experienced extreme volume fluctuations. Volatility in the market price of the Company's stock could lead to claims against the Company. If the Company were the object of such litigation, it could result in substantial costs and a diversion of the Company's management's attention and resources. The trading price of the Company's common stock could be subject to wide fluctuations in response to a number of factors, including:

     -    the Company's quarterly results of operations;
     - changes in earnings estimates by analysts and whether the Company's earnings meet or exceed such estimates;
     - announcements of technological innovations by the Company's competitors;
     -    additions or departures of key personnel;
     - other matters discussed elsewhere in this quarterly report and the Company's other filings with the SEC; and
     -    other events or factors, which may be beyond the Company's control.

THE COMPANY'S CONTROLLING STOCKHOLDERS MAY MAKE DECISIONS WHICH YOU DO NOT CONSIDER TO BE IN YOUR BEST INTEREST. These stockholders will be able to exercise control over all matters requiring approval by the Company's stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Note: In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this Filing, potential investors should keep in mind other possible risks that could be important.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of the Company's operations in the usual course of business.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.
     (a) None
     (b) None
     (c) None
     (d) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

a) The Company's Annual Meeting of Shareholders was held on March 31, 1999.

b) The following directors and officers were reelected to serve until the 2000 Annual Meeting of Shareholders or until their successors are duly elected and qualified:

   Chui Keung Ho   Director   Chief Executive Officer, President
   Shelley James   Director   Chief Financial Officer, Secretary and Treasurer

The results for the election of Directors and Officers -- 10,500,000 voted For and 50,000 were Non-Votes

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit 27 - Financial Data Schedule

REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ZSTAR ENTERPRISES, INC.

January 3, 2000                               /s/Chui Keung Ho
---------------------------                   ----------------------------
Date                                          Signature
                                              Chui Keung Ho
                                              CEO and President

January 3, 2000                               /s/ Shelley James
---------------------------                   ----------------------------
Date                                          Signature
                                              Shelley James
                                              CFO, Secretary and Treasurer