Form 10QSB
period 1999-08-31
ZSTAR ENTERPRISES INC
filed 2000-01-05
CIK 1074457

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934        For the quarterly period ended August 31, 1999


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ...X...   No.....


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

                             ZSTAR ENTERPRISES, INC.


                                TABLE OF CONTENT


                                                                                                  Page No.
----------------------------------------------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited) as at August 31, 1999
                       Consolidated Balance Sheet                                                    3
                       Consolidated Statements of Operations                                         4
                       Consolidated Statements of Cash Flows                                         5
                       Consolidated Statement of Shareholders Equity                                 6
                       Notes to Consolidated Financial Statements                                    7

Item 2.     Management's Discussion and Analysis or Plan of Operation                               11



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                        20

Item 2.     Changes in Securities                                                                    20

Item 3.     Defaults Upon Senior Securities                                                          20

Item 4.     Submission of Matters to a Vote of Security Holders                                      20

Item 5.     Other Information                                                                        20

Item 6.     Exhibits and Reports on Form 8-K                                                         20


SIGNATURES                                                                                           21


EXHIBITS                                                                                             22


                         PART 1 - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
                       INTERIM CONSOLIDATED BALANCE SHEET
                              AS AT AUGUST 31, 1999
                               ( in U.S. Dollars)


                                                                                                    Audited
                                                                                                 (Notes 1,13)
                                     ASSETS                                                      FEBRUARY 28,
                                                                             1999                    1999
 CURRENT

 Cash                                                                     $ 228,383                $  88,165
 Accounts receivable                                                         27,506                   32,472
 Prepaid expenses                                                             6,595                    6,595
                                                                          ---------                ---------
                                                                            262,484                  127,232
                                                                          ---------                ---------

 Capital (Note 2)                                                             1,449                    1,619

 Goodwill (net of accumulated amortization of $ 3,716)                       70,602                   74,318
                                                                          ---------                ---------

                                                                          $ 334,535                $ 203,169
                                                                          =========                =========
                                  LIABILITIES
 CURRENT

Accounts payable and accrued liabilities                                  $ 225,180                $ 110,308
Promissory note payable ( Note 3)                                           100,000                     --
Due to Apex Travel Ltd.                                                        --                     50,000
                                                                          ---------                ---------
                                                                            325,180                  160,308
                                                                          ---------                ---------

                              SHAREHOLDERS' EQUITY
 CAPITAL STOCK ( NOTE 5)

Authorized       -30,000,000 common shares with par value of $.001
Issued            -10,550,000 common shares ( 1999 - 10,550,000)             10,550                   10,550

 Contributed surplus ( Note 5)                                              242,950                  222,950

 Deficit                                                                   (244,145)                (190,639)
                                                                          ---------                ---------
                                                                              9,355                   42,861
                                                                          ---------                ---------

                                                                          $ 334,535                $ 203,169
                                                                          =========                =========


 APPROVED BY THE BOARD

  /s/ Chui Keung Ho            DIRECTOR
-------------------------------



                                        Unaudited - Prepared by Management

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                 FOR THE PERIOD FROM MARCH 1 TO AUGUST 31, 1999
                               ( in U.S. Dollars)


                                                               3 MONTHS ENDED AUG. 31                6 MONTHS ENDED AUG. 31
                                                               1999              1998                1999             1998
                                                                               (Note 1)                             (Note 1)
REVENUE                                                    $   171,344        $      --          $   347,581        $      --

COST OF SALES                                                  151,090               --              307,324               --
                                                           -----------        -----------        -----------        -----------

GROSS PROFIT                                                    20,254               --               40,257               --
                                                           -----------        -----------        -----------        -----------


EXPENSES

  Accounting                                                       639               --                1,315               --
  Amortization                                                   2,043               --                3,986               --
  Bad debts                                                        237               --                  507               --
  Bank charges                                                     240                 97                340                 97
  Filing and registration fees                                   3,971               --                3,987               --
  Legal                                                         11,261              5,000             12,123              5,000
  Management and consulting fees (Note 4)                       30,827             31,198             41,763             31,198
  Office and miscellaneous                                       2,916               --                4,547               --
  Rent                                                           1,062               --                3,190               --
  Salaries and benefits                                          8,925               --               17,849               --
  Telephone                                                      1,387               --                2,753               --
  Travel and education                                             953               --                1,403               --
                                                           -----------        -----------        -----------        -----------

                                                                64,461             36,295             93,763             36,295
                                                           -----------        -----------        -----------        -----------

Net loss for the period                                        (44,207)           (36,295)           (53,506)           (36,295)

Deficit, beginning of the period                              (199,938)              --             (190,639)              --
                                                           -----------        -----------        -----------        -----------

Deficit, end of the period                                 $  (244,145)       $   (36,295)       $  (244,145)       $   (36,295)
                                                           ===========        ===========        ===========        ===========

Net loss per common share                                  $    (0.004)       $    (0.003)       $    (0.005)       $    (0.003)

Number of common shares outstanding                         10,550,000         10,500,000         10,550,000         10,500,000


                       Unaudited - Prepared by Management

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
                   INTERIM CONSOLIDATED STATEMENT OF CASH FLOW
              FOR THE PERIOD FROM MARCH 1, 1999 TO AUGUST 31, 1999
                               ( in U.S. Dollars)


                                                                                                    (Note 1)
                                                                                   1999               1998
OPERATING ACTIVITIES

Net loss for the period                                                        $ (53,506)          $(36,295)

Item not affecting cash

  Amortization                                                                     3,986               --
                                                                               ---------           --------
                                                                                 (49,520)           (36,295)

Net change in non-cash working capital balances

              Accounts receivable                                                  4,966               --
              Prepaid expenses                                                      --                 --
              Accounts payable                                                   114,872              1,198
                                                                               ---------           --------
Cash provided by (used in) operations                                             70,318            (35,097)
                                                                               ---------           --------

FINANCING ACTIVITIES

Due to Apex Travel Ltd.                                                          (50,000)              --
Promissory note payable                                                          100,000               --
Management contribution of services with no cash consideration                    20,000               --
Issuance of share capital                                                           --               91,500
                                                                               ---------           --------
Cash provided by financing activities                                             70,000             91,500
                                                                               ---------           --------

INVESTING ACTIVITY

Capital asset additions                                                             (100)              --
                                                                               ---------           --------


Change in cash during the period                                                 140,218             56,403

Cash, beginning of period                                                         88,165               --
                                                                               ---------           --------

Cash, end of period                                                            $ 228,383           $ 56,403
                                                                               =========           ========




                       Unaudited - Prepared by Management

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE PERIOD FROM MARCH 1, 1999 TO AUGUST 31, 1999
                               ( in U.S. Dollars)


                                                                        Par     Contributed                   Shareholder
                                             # of Common  Price per    Value      Surplus      Accumulated      Equity
                                               Shares       Share    (Note 5)     (Note 5)       Deficit       (Deficit)
Balance as at February 28, 1999              10,550,000              $10,550     $222,950      $(190,639)      $ 42,861

Management contribution of services for                                            20,000                        20,000
  no cash consideration

Net loss for the period                                                                          (53,506)       (53,506)
                                             -----------             -------     --------      ---------       --------

                                             10,550,000              $10,550     $242,950      $(244,145)      $  9,355
                                             ===========             =======     ========      =========       ========





                       Unaudited - Prepared by Management

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (A NEVADA CORPORATION)
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31,1999
                                (IN U.S. DOLLARS)


NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

a)         Incorporation

The Company was incorporated on June 17, 1998 in Nevada, U.S.A. The Company's fiscal year end is February 28. The comparative figures on the balance sheet are as at February 28, 1999 and for the statements of loss and deficit, and cash flow are for the period from June 17, 1998, the date of incorporation, to August 31, 1998.

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

NOTE 2  CAPITAL ASSETS


                                              Accumulated
                                      Cost    Amortization      Net
Computer                            $ 1,318         230       $ 1,088
Furniture and equipment                 401          40           361
                                    -------        ----       -------
                                    $ 1,719         270       $ 1,449
                                    =======        ====       =======


NOTE 3  PROMISSORY NOTE PAYABLE

The promissory note payable to a shareholder bears interest at 8% per annum and is due on demand.

NOTE 4   RELATED PARTY TRANSACTIONS AND MANAGEMENT SERVICES

Joist Management Ltd. related by management contract to provide administrative and general office services to the Company at a rate of $10,000 per month until May 31, 1999. The management contract was renewed with the same terms effective July 1, 1999 to June 30, 2000. None of the shareholders, officer or directors of Joist Management Ltd. are shareholders of ZStar Enterprises, Inc. The Company paid management fees of $20,000 to Joist Management Ltd. during the period (1998 - $30,000) on a month to month basis.

A estimate of the fair value of management services of $20,000 has been provided in these financial statements to reflect the value of management contributions to the Company during the withdrawal of Joist Management Ltd. for the period from March 1 to June 30, 1999.

NOTE 5   CAPITAL STOCK AND CONTRIBUTED SURPLUS

The Company's authorized share capital consists of 30,000,000 common shares with par value of $.001.

The Company has the following common shares issued and outstanding:


                                             Total       Capital
                                             Cash         Stock        Contributed
# of Shares                                 Proceeds   at Par Value      Surplus        1998
1,500,000 at $0.001                        $  1,500      $ 1,500       $     -      $ 1,500
9,000,000 at $0.01                           90,000        9,000         81,000      90,000
50,000 at $3.00                             150,000           50        149,950          -
                                           --------      -------       --------     -------
                                           $241,500      $10,550       $230,950     $91,500
Management contribution of services
with no cash consideration                                               20,000

Less share issue costs:                       8,000           -           8,000
                                           --------      -------       --------     -------
                                           $233,500      $10,550       $242,950     $91,500
                                           ========      =======       ========     =======


NOTE 6  BUSINESS ACQUISITION

On February 28, 1999, the Company acquired 100% of the outstanding common shares of Apex Canadian Holidays Ltd. from Apex Travel Ltd.. The Company signed a promissory note in the amount of $50,000 as full consideration for the purchase. The promissory note was paid in full on April 28, 1999. As a result of this acquisition, Apex Travel Ltd., is no longer related to Apex Canadian Holidays Ltd.

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

                        PRO FORMA STATEMENT OF OPERATIONS
                FOR THE PERIOD MARCH 1, 1998 TO FEBRUARY 28, 1999


                               HISTORICAL      HISTORICAL                     PRO FORMA
                                 ZSTAR            APEX         ADJUSTMENT   CONSOLIDATED
Revenue                       $      --      $   474,794        $  --       $   474,794
Cost of Sales                        --          419,267           --           419,267
                              -----------    -----------        -------     -----------
                                     --           55,527           --            55,527
Other income                         --            2,039           --             2,039
                              -----------    -----------        -------     -----------
                                                  57,566           --            57,566
Operating expenses


Selling and Administrative        190,639         23,968           --           214,607
Salaries and related costs           --           35,056           --            35,056
Amortization                         --              614          7,432           8,046
                              -----------    -----------        -------     -----------
                                  190,639         59,638          7,432         257,709

Net loss                      $  (190,639)   $    (2,072)       $(7,432)    $  (200,143)
                              -----------    -----------        -------     -----------

Number of common
shares outstanding             10,550,000     10,550,000                     10,550,000

Net loss per share*           $    (0.018)   $     (0.00)                   $    (0.019)


*For purposes of comparability, the number of common shares issued and outstanding is based on the equivalent common shares issued of Zstar Enterprises, Inc. as of February 28, 1999

NOTE 7   INCOME TAXES

The Company has net loss carryforwards in the amount of $ 244,145. The benefit of these losses has not been recognized in the financial statements as there is no certainty that the losses will be utilized.

The net loss carryforwards expire as follows:




                            2004     $    388

                            2005       19,966
                            2006        2,646
                            2019      167,639
                            2020       53,506



The Company will review its need for a provision for federal income tax after each year end.

NOTE 8  YEAR 2000 ISSUE

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

NOTE 9  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management's plan in this regard encompasses the February 28, 1999 purchase of Apex Canadian Holidays Ltd. As a result of this purchase, the Company now has continuing operations which is expected by management to provide funding for working capital and purchase requirements based on management's projections. In addition, the Company has received $ 100,000 of additional funding through a debt financing. The operating expenses of ZStar Enterprises, Inc. are expected to be lower with the reduction of start-up costs associated with legal, accounting and consulting.

NOTE 10  ALLOCATION OF EXPENSES BETWEEN PARENT COMPANY AND SUBSIDIARY

Neither the parent company nor the subsidiary incurred costs or expenses on behalf of the other.

The subsidiary did not incur income tax expense. Related deferred tax benefits allocated to the subsidiary would equal approximately $ 3,450.

NOTE 11  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 12 RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES

There are no significant differences between Canadian and U.S. accounting principles requiring adjustment to the financial statements of the Company. Any changes to the Company's financial statements as a result of an accounting pronouncement issued but not yet adopted by the Company are immaterial.

NOTE 13  COMPARATIVE FIGURES

Certain of the comparative figures on the balance sheet have been reclassified to conform with the presentation adopted in the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's Form 10SB12B/A Amended No. 4 Registration Statement.

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

RECENT DEVELOPMENTS

On February 28, 1999, the Company acquired 100% of the outstanding common shares of Apex Canadian Holidays Ltd. from Apex Travel Ltd. The Company signed a promissory note in the amount of $ 50,000 as full consideration for the purchase. The promissory note was paid in full on April 28, 1999. As a result of this acquisition, Apex Travel Ltd., is no longer related to Apex Canadian Holidays Ltd. The investment in Apex Canadian Holidays Ltd. has been accounted for using the purchase basis. Intercompany accounts were eliminated for the consolidated statements. The investment in Apex Canadian Holidays Ltd. exceeded the book value of the net assets by $74,318. This excess has been allocated to goodwill and is being amortized over a ten year period. For further detail - See Form 10SB12B/A Registration Statement Amendment No. 4, Filing Date September 28, 1999 - PART III (Exhibit 99)

The underlying assets and liabilities acquired have been assigned the following values:


       Cash                                                      $  23,351
       Accounts receivable                                          32,472
       Prepaid expenses                                              6,595
       Capital assets                                                1,619
       Goodwill                                                     74,318
       Accounts payable                                            (38,790)
       Due to Apex Travel Ltd.                                     (49,565)
                                                                 ----------
                                                                 $  50,000
                                                                 ==========

The Company entered into an agreement with LYNX Internet & Marketing ("LYNX") of Vancouver, British Columbia, Canada, a local Internet service provider and website designer to develop a website that will meet the Company's business objectives. In addition, LYNX will be responsible for the management of the website and will provide office and hardware server space. Lynx is currently developing the internet shopping program for Apex's proposed website -WWW.APEXHOLIDAYS.COM

To meet its immediate working capital requirements, the Company has secured a short-term loan in the amount of $100,000 from an existing shareholder of the Company. This is evidenced by an unsecured promissory note bearing interest at 8% per annum dated August 17, 1999, which is payable by the Company on demand by the Lender. For further detail - See Form 10SB12B/A Registration Statement Amendment No. 4, Filing Date September 28, 1999 - PART III (Exhibit
99)

OVERVIEW

Zstar Enterprises, Inc. ("Company") have incurred significant net losses since the Company's inception. As of August 31, 1999, the Company had an accumulated deficit of $244,145.

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

RESULTS OF OPERATIONS

Comparative results of the Company's operations to the prior year is not necessary, since the Company was organized in June 17, 1998. On February 28, 1999, the Company acquired Apex, an operating entity, specializing in the sale of hotel rooms (retail and wholesale) and land tour packages primarily in the Asian and North American markets


Three Months Ended August 31, 1999 Compared To Three Months Ended August 31,
1998

The Company's net revenues for three months ended August 31, 1999 and 1998 were $171,344 and $0.00 respectively, an increase of approximately 100% from the same period in 1998. The increase was primarily due to the acquisition of Apex.Revenues for 1999 were mainly from the sale of non-internet hotel bookings. The Company believes that the majority of the Company's future revenues will result from the sale of hotel bookings and advertising space on the Company's website.

The Company's cost of revenues, mainly to third parties, for the quarter ended August 31, 1999 and 1998 were $151,090 (88.2% of revenue) and $0.00 (0%
of revenue) respectively, an increase of approximately 100% from the same period in 1998. This dollar increase in expenses was incurred as a result of the acquisition of Apex's and its ongoing operating expenses.

There are currently no selling and marketing expenses for the quarter ended August 31, 1999 and 1998. The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's website.

General and administrative expenses consist primarily of amortization, compensation and benefits for personnel, rent, management and professional fees, and office related expenses. The Company's general and administrative expenses for the quarter ended August 31, 1999 and 1998 were $64,461 (37.6% of revenue) and $36,295 (0% of revenue) respectively, an increase of approximately $28,166 or 77.6% from the same period in 1998. This dollar increase in expenses was incurred as a result of the acquisition of Apex's and its ongoing operating expenses. As a percentage of net revenues, general and administrative expenses increased to 37.6% for the quarter ended August 31, 1999 from 16.6% for the quarter ended May 31, 1999. The increases in dollar expenses and expenses as a percentage of net revenues were primarily due to increases in legal and management and consulting fees.

The Company's net loss for the quarter ended August 31, 1999 and 1998 were (44,207) (25.8% of revenue) and ($36,295) (0% of revenue) respectively, an increase of approximately ($7,912) or 22% from the same period in 1998. The increase was due to greater general and administrative expenses. However, the Company reported income from operations of $2,673 or 1.6% of revenues.

Six Months Ended August 31, 1999 Compared To Six Months Ended August 31, 1998

The Company's net revenues for six months ended August 31, 1999 and 1998 were $347,581 and $0.00 respectively, an increase of approximately 100% from the same period in 1998. The increase was primarily due to the acquisition of Apex.Revenues for 1999 were mainly from the sale of non-internet hotel bookings. The Company believes that the majority of the Company's future revenues will result from the sale of hotel bookings and advertising space on the Company's website.

The Company's cost of revenues, mainly to third parties, for the six months ended August 31, 1999 and 1998 were $307,324 (88.4% of revenue) and $0.00 (0%
of revenue) respectively, an increase of approximately 100% from the same period in 1998. This dollar increase in expenses was incurred as a result of the acquisition of Apex's and its ongoing operating expenses.

There are currently no selling and marketing expenses for the six months ended August 31, 1999 and 1998. The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's website.

General and administrative expenses consist primarily of amortization, compensation and benefits for personnel, rent, management and professional fees, and office related expenses. The Company's general and administrative expenses for the six months ended August 31, 1999 and 1998 were $93,763 (27.0% of revenue) and $36,295 (0% of revenue) respectively, an increase of approximately $57,468 or 158.3% from the same period in 1998. This dollar increase in expenses was incurred as a result of the acquisition of Apex's and its ongoing operating expenses.

The Company's net loss for the six months ended August 31, 1999 and 1998 were (53,506) (15.4% of revenue) and ($36,295) (0% of revenue) respectively, an increase of approximately ($17,211) or 47.4% from the same period in 1998. The increase was due to greater general and administrative expenses. However, the Company reported income from operations of $6,007 or 1.7% of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, the Company have financed the Company's operations and capital expenditures primarily through the sale of stock and net cash provided from operations.

The Company's free cash flow, defined as net income/loss plus non-cash items, increased in deficiency by ($13,225) to ($49,520) for the six months ended August 31, 1999 from ($36,295) for the six months ended August 31, 1998.Working capital deficiency as of August 31, 1999 and February 28, 1999 was ($62,696) and ($33,076) respectively, and cash balances were $228,383 and $88,165 at the same dates.

For the six months ended August 31, 1999, net cash provided by operating activities was $70,318 compared to cash used in operating activities of ($35,097) for the same period in 1998. Net cash provided by operating activities for 1999 consisted mostly of loss from operations, decreases in accounts receivable, offset by increases in accounts payable, and non cash charges such as depreciation and amortization.

Net cash provided by financing activities of $70,000 for the six months ended August 31, 1999 and $91,500 for the same period in 1998. Financing activities for 1999 resulted from the full payment of the promissory note relating to Apex's acquisition; management contribution of services with no cash consideration; and the securing of a short-term loan in the amount of $100,000 from an existing shareholder of the Company. Financing activities for 1998 resulted almost entirely from proceeds relating to the sale of Company stock.

Net cash used in investing activities was $100 for the six months ended August 31, 1999 and $0 for the same period in 1998. The Company's investing activities consisted mostly of capital expenditures.

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

CONSOLIDATION OF THE TRAVEL AND HOSPITALITY INDUSTRY COULD NEGATIVELY IMPACT THE COMPANY'S BUSINESS. The industry is undergoing a period of consolidation, motivated in part by a desire to reduce expenses. Such consolidation poses a number of risks and could materially adversely affect the Company's business. These risks include:

         -        a decrease in the Company's client base;
         -        reduction in the size of the Company's target market;
         - creation of competitors with sufficiently greater bargaining power which could cause price erosion; q creation of competitors with access or rights to, or ownership of, sources that provide the data the Company need for its proprietary database; and
         - reduction in the number of sources from whom the Company obtain data for its proprietary database.

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

THE COMPANY COULD BE HELD LIABLE FOR PROVIDING INACCURATE OR INCOMPLETE INFORMATION, WHICH COULD HARM ITS BUSINESS. If the Company's services or products yield inaccurate or incomplete information which has a material adverse impact on a customer, the customer might bring a claim for damages against the Company, even if the Company is not responsible for such failure. The limitations of liability set forth in customer contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceed available insurance coverage's or changes in the Company's insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements could materially adversely affect the Company's business.

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