Form 10QSB
period 1999-11-30
ZSTAR ENTERPRISES INC
filed 2000-01-13
CIK 1074457

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended November 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________to _______________

                        Commission file number 001-14815

                             ZSTAR ENTERPRISES, INC.
                           ----------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                    98-0196675
   ------------------------------              --------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

             4323 West 12th Avenue, Vancouver, B.C., Canada, V6R 2P9
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 224-5851
                                ----------------
                           (Issuer's telephone number)

       ------------------------------------------------------------------
               (Former name, former address, and former fiscal year,
                           if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              ------    -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution
   of securities under a plan confirmed by a court. Yes       No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, $0.001 par value as of January 12, 2000 was 10,550,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                              -----   -----

                             ZSTAR ENTERPRISES, INC.

                                TABLE OF CONTENT


                                                                                             Page No.
----------------------------------------------------------------------------------------------------------
PART I.    FINANCIAL INFORMATION

Item 1.     Interim Financial Statements (Unaudited) as at November 30, 1999
                       Consolidated Balance Sheet                                                3
                       Consolidated Statements of Operations                                     4
                       Consolidated Statements of Cash Flows                                     5
                       Consolidated Statement of Shareholders Equity                             6
                       Notes to Consolidated Financial Statements                                7

Item 2.     Management's Discussion and Analysis or Plan of Operation                            11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                    21

Item 2.     Changes in Securities                                                                21

Item 3.     Defaults Upon Senior Securities                                                      21

Item 4.     Submission of Matters to a Vote of Security Holders                                  21

Item 5.     Other Information                                                                    21

Item 6.     Exhibits and Reports on Form 8-K                                                     21



SIGNATURES                                                                                       22

EXHIBITS                                                                                         23


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
                       INTERIM CONSOLIDATED BALANCE SHEET
                             AS AT NOVEMBER 30, 1999
                               (in U.S. Dollars)


                                                                                                  Audited
                                                                                                (Notes 1,13)
                                    ASSETS                                                      FEBRUARY 28,
                                                                                  1999              1999
 CURRENT

 Cash                                                                          $   68,698        $   88,165
 Accounts receivable                                                               37,043            32,472
 Prepaid expenses                                                                   6,595             6,595
                                                                        ------------------------------------
                                                                                  112,336           127,232
                                                                        ------------------------------------

 Capital (Note 2)                                                                   1,314             1,619

 Goodwill (net of accumulated amortization of $ 5,574)                             68,744            74,318
                                                                        ------------------------------------

                                                                               $  182,394        $  203,169
                                                                        ====================================
                                   LIABILITIES

 CURRENT

   Accounts payable and accrued liabilities                                    $  122,541        $  110,308
   Promissory note payable ( Note 3)                                              100,000                 -
   Due to Apex Travel Ltd.                                                              -            50,000
                                                                        ------------------------------------
                                                                                  222,541           160,308
                                                                        ------------------------------------

                        SHAREHOLDERS' EQUITY (DEFICIENCY)

 CAPITAL STOCK ( NOTE 5)

   Authorized    -30,000,000 common shares with par value of $.001
   Issued        -10,550,000 common shares ( 1999 - 10,550,000)                    10,550            10,550

 Contributed surplus ( Note 5)                                                    242,950           222,950

 Deficit                                                                         (293,647)         (190,639)
                                                                        ------------------------------------
                                                                                  (40,147)           42,861
                                                                        ------------------------------------

                                                                               $  182,394        $  203,169
                                                                        ====================================


 APPROVED BY THE BOARD

  /s/ Chui Keung Ho            DIRECTOR
-------------------------------



                       Unaudited - Prepared by Management

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                FOR THE PERIOD FROM MARCH 1 TO NOVEMBER 30, 1999
                               (in U.S. Dollars)


                                                  3 MONTHS ENDED NOV. 30        9 MONTHS ENDED NOV. 30
                                                    1999          1998            1999            1998
                                                                (Note 1)                       (Note 1)
REVENUE                                     $    152,980    $         --    $    500,561    $         --

COST OF SALES                                    135,615              --         442,939              --
                                            ------------------------------------------------------------
GROSS PROFIT                                      17,365              --          57,622              --


EXPENSES

  Accounting                                       4,455           1,745           5,770           1,745
  Amortization                                     1,993              --           5.980              --
  Bad debts                                          169              --             676              --
  Bank charges                                       338             145             678             242
  Filing and registration fees                        --              --           3,987              --
  Legal                                               --              --          12,123           5,000
  Management and consulting fees (Note 4)         45,534          33,500          87,297          64,698
  Office and miscellaneous                         2,415              --           6,962              --
  Rent                                             1,257              --           4,447              --
  Salaries and benefits                            6,187              --          24,036              --
  Telephone                                        3,494              --           6,247              --
  Travel and education                             1,025              --           2,427              --
                                            ------------------------------------------------------------
                                                  66,867          35,390         160,630          71,685
                                            ------------------------------------------------------------
Net loss for the period                          (49,502)        (35,390)       (103,008)        (71,685)

Deficit, beginning of the period                (244,145)        (36,295)       (190,639)             --
                                            ------------------------------------------------------------
Deficit, end of the period                  $   (293,647)   $    (71,685)   $   (293,647)   $    (71,685)
                                            ============================================================
Net loss per common share                   $     (0.005)   $     (0.003)   $     (0.010)   $     (0.007)

Number of common shares outstanding           10,550,000      10,500,000      10,550,000      10,550,000


                       Unaudited - Prepared by Management

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
                   INTERIM CONSOLIDATED STATEMENT OF CASH FLOW
             FOR THE PERIOD FROM MARCH 1, 1999 TO NOVEMBER 30, 1999
                               ( in U.S. Dollars)


                                                                                   (Note 1)
                                                                       1999          1998
OPERATING ACTIVITIES

Net loss for the period                                           $ (103,008)     $ (71,685)

Item not affecting cash

  Amortization                                                         5,980             --
                                                                  -------------------------
                                                                     (97,028)       (71,685)

Net change in non-cash working capital balances

              Accounts receivable                                     (4,571)            --
              Prepaid expenses                                            --             --
              Accounts payable                                        12,232         13,245
                                                                  -------------------------
Cash provided by (used in) operations                                (89,367)       (58,440)
                                                                  -------------------------
FINANCING ACTIVITIES

Due to Apex Travel Ltd.                                              (50,000)            --
Promissory note payable                                              100,000             --
Management contribution of services with no cash consideration        20,000             --
Issuance of share capital                                                 --        233,500
                                                                  -------------------------
Cash provided by financing activities                                 70,000        233,500
                                                                  -------------------------
INVESTING ACTIVITY

Capital asset additions                                                 (100)            --
                                                                  -------------------------

Change in cash during the period                                     (19,467)       175,060

Cash, beginning of period                                             88,165             --
                                                                  -------------------------
Cash, end of period                                               $   68,698      $ 175,060
                                                                  =========================


                       Unaudited - Prepared by Management

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)
       INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
             FOR THE PERIOD FROM MARCH 1, 1999 TO NOVEMBER 30, 1999
                               ( in U.S. Dollars)


                                                                            Par       Contributed                      Shareholder
                                              # of Common    Price per     Value        Surplus       Accumulated         Equity
                                                 Shares        Share      (Note 5)      (Note 5)        Deficit          (Deficit)
Balance as at February 28, 1999                  10,550,000               $10,550      $222,950       $(190,639)        $ 42,861

Management contribution of services for                                                  20,000                           20,000
  no cash consideration

Net loss for the period                                                                                (103,008)        (103,008)
                                             ---------------           ----------------------------------------------------------

                                                 10,550,000               $10,550      $242,950       $(293,647)        $(40,147)
                                             ===============           ==========================================================


                       Unaudited - Prepared by Management

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (A NEVADA CORPORATION)
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                (IN U.S. DOLLARS)

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

a)         Incorporation

The Company was incorporated on June 17, 1998 in Nevada, U.S.A. The Company's fiscal year end is February 28. The comparative figures on the balance sheet are as at February 28, 1999 and for the statements of loss and deficit, and cash flow are for the period from June 17, 1998, the date of incorporation, to November 30, 1998.

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

NOTE 2  CAPITAL ASSETS


                                                              Accumulated
                                            Cost              Amortization              Net
Computer                                   $ 1,318                     310            $ 1,008
Furniture and equipment                        401                      95                306
                                    ---------------------------------------------------------
                                            $ 1,719                    405            $ 1,314
                                    =========================================================


NOTE 3  PROMISSORY NOTE PAYABLE

The promissory note payable to a shareholder bears interest at 8% per annum and is due on demand.

NOTE 4   RELATED PARTY TRANSACTIONS AND MANAGEMENT SERVICES

Joist Management Ltd. related by management contract to provide administrative and general office services to the Company at a rate of $10,000 per month until May 31, 1999. The management contract was renewed with the same terms effective July 1, 1999 to June 30, 2000. None of the shareholders, officer or directors of Joist Management Ltd. are shareholders of ZStar Enterprises, Inc. The Company paid management fees of $65,000 to Joist Management Ltd. during the period (1998
- $60,000) on a month to month basis.

An estimate of the fair value of management services of $20,000 has been provided in these financial statements to reflect the value of management contributions to the Company during the withdrawal of Joist Management Ltd. for the period from March 1 to June 30, 1999.

NOTE 5   CAPITAL STOCK AND CONTRIBUTED SURPLUS

The Company's authorized share capital consists of 30,000,000 common shares with par value of $.001. The Company has the following common shares issued and outstanding:


                                        Total       Capital
                                        Cash        Stock           Contributed
# of Shares                             Proceeds    at Par Value    Surplus          1998
1,500,000 at $0.001                     $  1,500     $  1,500       $     --       $  1,500
9,000,000 at $0.01                        90,000        9,000         81,000         90,000
50,000 at $3.00                          150,000           50        149,950        150,000
                                        ------------------------------------       --------
                                        $241,500     $ 10,550       $230,950       $241,500
Management contribution of services
with no cash consideration                                            20,000

Less share issue costs:                    8,000           --          8,000          8,000
                                        ------------------------------------       --------
                                        $233,500     $ 10,550       $242,950       $233,500
                                        ========     ========       ========       ========

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

                        PRO FORMA STATEMENT OF OPERATIONS
                FOR THE PERIOD MARCH 1, 1998 TO FEBRUARY 28, 1999

                               HISTORICAL        HISTORICAL                           PRO FORMA
                                 ZSTAR              APEX          ADJUSTMENT        CONSOLIDATED
Revenue                      $         --      $    474,794                        $    474,794
Cost of Sales                          --           419,267                --           419,267
                             ------------      ------------      ------------      ------------
                                       --            55,527                --            55,527
Other income                           --             2,039                --             2,039
                             ------------      ------------      ------------      ------------
                                                     57,566                --            57,566
Operating expenses-

Selling & Administrative          190,639            23,968                             214,607
Salaries & related costs                             35,056                              35,056
Amortization                           --               614             7,432             8,046
                             ------------      ------------      ------------      ------------
                                  190,639            59,638             7,432           257,709

Net loss                     $   (190,639)     $     (2,072)     $     (7,432)     $   (200,143)
                             ------------      ------------      ------------      ------------



Number of common
shares outstanding             10,550,000        10,550,000                           10,550,000

Net loss per share*          $     (0.018)     $      (0.00)                        $     (0.019)


*For purposes of comparability, the number of common shares issued and outstanding is based on the equivalent common shares issued of Zstar Enterprises, Inc. as of February 28, 1999

NOTE 7   INCOME TAXES

The Company has net loss carryforwards in the amount of $ 316,647. The benefit of these losses has not been recognized in the financial statements as there is no certainty that the losses will be utilized.

The net loss carryforwards expire as follows:

                           2004     $    388
                           2005       19,966
                           2006        2,646
                           2019      190,639
                           2020      103,008


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

The underlying assets and liabilities acquired have been assigned the following values:


       Cash                                                   $ 23,351
       Accounts receivable                                      32,472
       Prepaid expenses                                          6,595
       Capital assets                                            1,619
       Goodwill                                                 74,318
       Accounts payable                                        (38,790)
       Due to Apex Travel Ltd.                                 (49,565)
                                                               -------
                                                              $ 50,000
                                                               =======

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

In November 1999, the Company hired a Sales Manger, a newly-created position. The Sales Manager's primary short-term objectives are to increase the Company's product "inventory" (develop new land tour packages and source new hotel contracts for the purpose of reselling hotel rooms) and increase sales volumes.

OVERVIEW

Zstar Enterprises, Inc. ("Company") have incurred significant net losses since the Company's inception. As of November 30, 1999, the Company had an accumulated deficit of $293,647.

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

RESULTS OF OPERATIONS
Comparative results of the Company's operations to the prior year is not necessary, since the Company was organized in June 17, 1998. On February 28, 1999, the Company acquired Apex, an operating entity, specializing in the sale of hotel rooms (retail and wholesale) and land tour packages primarily in the Asian and North American markets

Three Months Ended November 30, 1999 Compared To Three Months Ended November 30, 1998

The Company's net revenues for three months ended November 30, 1999 and 1998 were $152,980 and $0.00 respectively, an increase of approximately 100% from the same period in 1998. The increase was primarily due to the acquisition of Apex. Revenues for 1999 were mainly from the sale of non-internet hotel bookings. The Company believes that the majority of the Company's future revenues will result from the sale of hotel bookings and advertising space on the Company's website.

The Company's cost of revenues, mainly to third parties, for the quarter ended November 30, 1999 and 1998 were $135,615 (88.7% of revenue) and $0.00 (0% of revenue) respectively, an increase of approximately 100% from the same period in 1998. This dollar increase in expenses was incurred as a result of the acquisition of Apex's and its ongoing operating expenses.

There are currently no selling and marketing expenses for the quarter ended November 30, 1999 and 1998. The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's website.

General and administrative expenses consist primarily of amortization, compensation and benefits for personnel, rent, management and professional fees, and office related expenses. The Company's general and administrative expenses for the quarter ended November 30, 1999 and 1998 were $66,867 (43.7% of revenue) and $35,390 (0% of revenue) respectively, an increase of approximately $31,477 or 88.9% from the same period in 1998. This dollar increase in expenses was incurred as a result of the acquisition of Apex's and its ongoing operating expenses. As a percentage of net revenues, general and administrative expenses increased to 43.7% for the quarter ended November 30, 1999 from 37.6% for the quarter ended August 31, 1999. The increases in dollar expenses and expenses as a percentage of net revenues were primarily due to increases in legal, management and consulting fees, and the hiring a sales manager.

The Company's net loss for the quarter ended November 30, 1999 and 1998 were ($49,502) (32.4% of revenue) and ($35,390) (0% of revenue) respectively, an increase of approximately ($14,112) or 39.9% from the same period in 1998. The increase was due to greater general and administrative expenses. However, the Company reported income from operations of $1,961 or 1.3% of revenues.

Nine Months Ended November 30, 1999 Compared To Nine Months Ended November 30, 1998

The Company's net revenues for nine months ended November 30, 1999 and 1998 were $500,561 and $0.00 respectively, an increase of approximately 100% from the same period in 1998. The increase was primarily due to the acquisition of Apex. Revenues for 1999 were mainly from the sale of non-internet hotel bookings. The Company believes that the majority of the Company's future revenues will result from the sale of hotel bookings and advertising space on the Company's website.

The Company's cost of revenues, mainly to third parties, for the nine months ended November 30, 1999 and 1998 were $442,939 (88.5% of revenue) and $0.00 (0% of revenue) respectively, an increase of approximately 100% from the same period in 1998. This dollar increase in expenses was incurred as a result of the acquisition of Apex's and its ongoing operating expenses.

There are currently no selling and marketing expenses for the nine months ended November 30, 1999 and 1998. The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's website.

General and administrative expenses consist primarily of amortization, compensation and benefits for personnel, rent, management and professional fees, and office related expenses. The Company's general and administrative expenses for the nine months ended November 30, 1999 and 1998 were $160,630 (32.1% of revenue) and $71,685 (0% of revenue) respectively, an increase of approximately $88,945 or 124% from the same period in 1998. This dollar increase in expenses was incurred as a result of the acquisition of Apex's and its ongoing operating expenses.

The Company's net loss for the nine months ended November 30, 1999 and 1998 were ($103,008) (20.6% of revenue) and ($71,685) (0% of revenue)
respectively, an increase of approximately ($31,323) or 43.7% from the same period in 1998. The increase was due to greater general and administrative expenses. However, the Company reported income from operations of $7,968 or 1.6% of revenues.

LIQUIDITY AND CAPITAL RESOURCES
Since the Company's inception, the Company have financed the Company's operations and capital expenditures primarily through the sale of stock and net cash provided from operations.

The Company's free cash flow, defined as net income/loss plus non-cash items, increased in deficiency by ($25,343) to ($97,028) for the nine months ended November 30, 1999 from ($71,685) for the nine months ended November 30, 1998. Working capital deficiency as of November 30, 1999 and February 28, 1999 was ($110,205) and ($33,076) respectively, and cash balances were $68,698 and $88,165 at the same dates.

For the nine months ended November 30, 1999, net cash used in operating activities was ($89,367) compared to cash used in operating activities of ($58,440) for the same period in 1998. Net cash used in operating activities for 1999 consisted mostly of loss from operations, increases in accounts receivable, offset by increases in accounts payable, and non cash charges such as depreciation and amortization.

Net cash provided by financing activities of $70,000 for the nine months ended November 30, 1999 and $233,500 for the same period in 1998. Financing activities for 1999 resulted from the full payment of the promissory note relating to Apex's acquisition; management contribution of services with no cash consideration; and the securing of a short-term loan in the amount of $100,000 from an existing shareholder of the Company. Financing activities for 1998 resulted almost entirely from proceeds relating to the sale of Company stock.

Net cash used in investing activities was $100 for the nine months ended November 30, 1999 and $0 for the same period in 1998. The Company's investing activities consisted mostly of capital expenditures.

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

INTERNET SECURITY CONCERNS COULD HINDER INTERNET COMMERCE AND MATERIALLY ADVERSELY AFFECT ITS BUSINESS. The Company may be required to expend significant capital and other resources to protect against security breaches on its Web site or to alleviate problems caused by such breaches. If any compromise of the Company's security were to occur, it could damage its reputation and expose the Company to a risk of loss, litigation and possible liability. A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet and other online services, as well as user's desires for privacy, may also inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. The Company's services involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. The Company cannot assure you that its security measures will prevent security breaches or that its failure to prevent such security breaches will not have a material adverse effect on its business. Credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and the Company are continually monitoring this
                                Page 19 of 23
problem. However, at the present time, the real or perceived risk of theft and fraud could have a material adverse effect on the Company. The Company cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used to protect customer transaction data. A party who is able to circumvent the Company's security measures could misappropriate confidential information or cause interruptions in its operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Presently, the Company is not involved in any litigation relating to claims arising out of the Company's operations in the usual course of business.

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

ZSTAR ENTERPRISES, INC.

January 12, 2000                         /s/Chui Keung Ho
---------------------------              ------------------------
Date                                     Signature
                                         Chui Keung Ho
                                         CEO and President