Form 10KSB
period 2000-02-29
ZSTAR ENTERPRISES INC
filed 2000-06-02
CIK 1074457

ZSTAR ENTERPRISES INC



				Filing Type: 10KSB
				Description: Annual Report
				Filing Date: May 30, 2000
				Period End:  Feb 29, 2000


				Primary Exchange: Over the Counter
							Includes OTC and OTCBB
				Ticker: ZSTAR
















































					ZSTAR ENTERPRISES, INC.
					Table of Contents
					10KSB


PART I.......................................3
ITEM 1.......................................3
Table 1......................................6
Table 2......................................6
ITEM 2.......................................17
ITEM 3.......................................17
ITEM 4.......................................18
PART II......................................18
ITEM 5.......................................18
ITEM 6.......................................20
Table 3......................................21
Table 4......................................22
ITEM 7.......................................36
Table 5......................................38
Table 6......................................39
Table 7......................................40
Table 8......................................41
Table 9......................................44
Table 10.....................................46
Table 11.....................................47
ITEM 8.......................................51
PART III.....................................51
ITEM 9.......................................51
ITEM 10......................................52
ITEM 11......................................53
Table 12.....................................53
ITEM 12......................................54
ITEM 13......................................54


EX-3(i)......................................56

EX-3(ii).....................................58

EX-4.1.......................................70
EX-4.2.......................................72

EX-10........................................83

EX-21........................................91

EX-27........................................91

EX-99........................................92










      SECURITIES AND EXCHANGE COMMISSION
            450 Fifth Street N.W.
            Washington, D.C. 20549


                 FORM 10-KSB

(Mark one)

     (x) Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the fiscal year ended February 29, 2000.

     ( ) Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from ______ to _______

     Commission File Number 1-14815

           ZSTAR ENTERPRISES, INC.

(Exact Name of Registrant As Specified In Its Charter)

   Nevada                          98-019-6675
   (State or other jurisdiction    (IRS Employer Identification
    of incorporation or              Number)
    organization)

                  Suite 3000
              595 Burrard Street
           Vancouver, B.C. V7X 1L4
      (604) 683-1887 Fax: (604) 683-6267
             Attention: Paul Wiebe
--------------------------------------------------------

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which each class
to be so registered          is sought to be registered
----------------------       ---------------------
Common Stock                  NASD OTC Electronic Bulletin Board


Securities Registered Pursuant to Section 12(g) of the Act:

        Common Shares $.001 par value
   ---------------------------------------
   Title of Each Class To Be So Registered

  Total Number of Pages:______
  Index to Exhibits Appears on Page:________
(Filing Stipulated in United States Dollars Unless Otherwise Stated)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes     X     No_______

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10KSB.(X)

     State issuer's revenues for the most recent fiscal year: $579,849

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the last 60 days: $81,762,500.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 1, 2000, there were 10,550,000 shares of common stock.

     DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual reports to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (check one):

                                 Yes __________ No     X

ZSTAR ENTERPRISES, INC.
FORM 10-KSB ANNUAL REPORT--2000
TABLE OF CONTENTS
    									PAGE

PART I								3

Item     1.    Description of  Business               3
Item     2.    Description of  Property  			17
Item     3.    Legal Proceedings				17
Item     4.    Submission of Matters to a Vote of
			Security Holders				18

PART II								18

Item     5.    Market for Common Equity and Related
			Stockholder Matters			18
Item     6.    Management's Discussion and Analysis
			or Plan of Operations			20
Item     7.    Financial Statements        		36
Item     8.    Changes in and Disagreements with
			Accountants on Accounting and
			Financial Disclosure			51
PART III								51

Item     9.    Directors, Executive Officers,
			Promoters and Control Persons;
                 	Compliance with Section 16(a) of
			the Exchange Act				51
Item     10.   Executive Compensation			52
Item     11.   Security Ownership of Certain Beneficial
			Owners and Management			53
Item     12.   Certain Relationships and Related
			Transactions				54
Item     13.   Exhibit List and Reports on Form 8-K	54


             PART I

Item 1         Description of Business


A.        INTRODUCTION

     Zstar Enterprises, Inc. ("Company") was organized under the laws of the State of Nevada on June 17, 1998. The Company is authorized to issue 30,000,000 shares of Common Stock with a par value of $.001 per share, of which 10,550,000 shares are issued and outstanding as of May 1, 2000. The Company is a new Nevada corporation formed by a small funding group with the intention of
(i)providing Internet-based hotel discounting services, and (ii) serving as a holding company for one or more future businesses not yet identified.

     The Company, on February 28, 1999, acquired all of the issued and outstanding shares of stock of Apex Canadian Holidays Ltd., a British Columbia, Canada, corporation ("Apex"), for a sum of $50,000, full and final payment of which was made on April 28, 1999. A description of Apex's operations has been more fully set forth in Paragraph C below.

     The Company proposes to sell hotel rooms, at discount rates, directly to travelers who make their own arrangements via the World Wide Web. The Company also proposes to sell rooms at wholesale rates to travel agencies. The Company's subsidiary Apex is in charge of the travel industry portion of the business. In the future, Apex may be spun off from the Company, as the Company seeks to invest and/or acquire new companies in other areas of business. To this end, the Company entered into a Merger Agreement with OnVantage, Inc. on May 26, 2000. (See "Recent Developments", page 25).

B.        THE INDUSTRY

     THE TRAVEL INDUSTRY

     The travel industry is one of the largest industries in the world. For example, in 1994, Americans took over 220 million trips and spent over $140 billion on travel. International travel continues to grow as airfares become relatively less expensive. Business travel, tourism and the visiting-friends-and-relatives ("VFR") are all important segments of the industry's customer base. Leisure travel, or tourism and VFR travel, is usually booked by individuals who are seeking low cost, convenience and knowledge when they book their travel. Business travelers, whether individuals or an entity's corporate travel coordinator are looking for ways to control costs, negotiate long term price arrangements and standardize travel booking procedures.

     The traveling public has traditionally relied on travel agencies to provide information and to make bookings. Agencies act as middlemen between the traveler and the provider and receive a commission from the provider for their service. Historically the travel industry has been at the forefront of adopting new technological innovations with proprietary systems such as Computer Reservations Systems ("CRS"). Travel agencies have been performing a "middleman" function and using their specialized technology infrastructure and knowledge to justify their costs. New technologies and the "capping" of commissions are rendering the traditional service providers un-competitive. Several trends are affecting the travel industry:

- increased competition through globalization and deregulation
- changing consumer demands because of changing lifestyles: e.g. specialized adventure travel
- increased expectations by consumers for convenience and customized packages
- consumers are becoming more knowledgeable and are growing accustomed to using technology
- the Internet and electronic commerce are changing how travel products are bought and sold

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact, included in this Form 10-KSB, including, without limitation, statements under "Description of Business" and "Plan of Operation" regarding the Company's business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements within the meaning of the "safe harbour" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-KSB.

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      IMPLICATIONS OF THE INTERNET FOR THE TRAVEL INDUSTRY

  Internet-related technologies can help promote products in a less expensive and more interactive way than is currently possible with print media and other traditional means in the travel industry. Multimedia (sound, video and images) allows customers to better understand a hotel property without having to interact with a sales representative or travel agent.

  Print material is expensive, becomes quickly outdated and is expensive to distribute. A website, which can be continually maintained and updated avoids those costs. Costs to hotels or other travel service providers may also fall dramatically. For example, an airline ticket costs $8 to process by conventional means but can be done over the Web for $1. A traditional bank transaction, by comparison, costs $1.07, while the same transaction over the Web costs one cent.

  Internet-based travel sites will be able to offer customers two things that are currently not available through conventional travel booking means:

  CONVENIENCE:  available 24 hours a day, from home or office;
information on several different travel products all in one place-- reducing research costs

  CUSTOMIZATION: by noting preferences and anticipating
needs, a properly maintained site can target customers with special offers or even integrate products from other suppliers such as travelers checks and cameras.
					5


  According to Jupiter Communications, on-line travel revenues are expected to grow from $827 million or less than one percent of all travel revenues in 1997 to $8.9 billion or 8.2% of all travel revenues by the year 2002. Forrester Research on the other hand reports that travel revenues on-line were $276 million in 1997 and are expected to exceed $1.5 billion by the end of the year 2000.

  In a recent poll, between 65% and 75% of those using the Internet said that they would consider making a purchase on-line, especially hotel reservations or airline tickets. Of users who have already made purchases vial the Internet, 5% have purchased travel services.
Today however, eStats estimates that travel accounts for 24% of all on-line revenues.

      PROJECTED ONLINE SHOPPING REVENUE BY CATEGORY, 1998-2000

                         1998      1999        2000

      COMPUTER PROD.    $ 701       $1,228     $2,105
      TRAVEL              672          961      1,579
      ENTERTAINMENT       420          733      1,250
      APPAREL             163          234        322
      GIFTS & FLOWERS     222          386        658
      FOOD & DRINK        149          227        336
      OTHER               144          221        329

      TOTAL             $2,371       $3,990       $6,579

Source:  Forrester Research

C.     APEX CANADIAN HOLIDAYS LTD.

  Apex is a Canadian private company, incorporated on October
24, 1996, with principal offices in British Columbia, Canada. The management and staff of Apex have over 25 years of combined hospitality industry experience. Apex specializes in the sale of hotel rooms (retail and wholesale) and land tour packages primarily in the Asian and North American markets.

  Apex's sales for the fiscal year ending February 28, 1998 were adversely affected by a key employee leaving the Company while its sales for the fiscal year ending February 28, 1999 were adversely effected by the Asian crisis. The fiscal year ending February 29, 2000 saw a profit and management expects to see a profit this year.

  Apex's Financial Summary from operations (in Canadian dollars):

            AUDITED    AUDITED       UNAUDITED   UNAUDITED      UNAUDITED
            2000       1999          1998        1997           1996
            FISCAL YR  FISCAL YR     FISCAL YR   FISCAL YR      FISCAL YR

Sales       $861,540   $712,191    $829,128       $1,124,618    $1,129,696
Gross Margin$113,429     86,350      97,604          113,476       109,898
Net Income/   $5,445     (3,107)     (19,626)        (388)         (12,815)
Loss)

             		KEY PERSONNEL OF APEX

DAVID HO, PRESIDENT OF APEX

   Mr. Ho is currently the President of Apex Travel, Ltd., a company involved in the retail and wholesale sale of travel packages. Mr. Ho was also the President and a Director of Azel Enterprises, Inc., a telecommunications company involved in the production of fiber optics. Mr. Ho is fluent in Cantonese and English.

YEH LOH, MANAGER OF APEX

  Ms. Loh has been a travel consultant and tour coordinator since
1987. She specializes in designing tour products and negotiating rates with suppliers and wholesalers. Ms. Loh has traveled extensively and lived in Asia and Canada, and has a strong, first-hand knowledge of the Asia Pacific travel markets. Ms. Loh is trilingual, speaking English, Chinese, and Malay.

MARY S.Y. JIE, TRAVEL CONSULTANT FOR APEX

  Ms. Jie has been a travel consultant and tour coordinator since
1994. She specializes in client bookings, and reconfirmation's. Ms. Jie has lived in Hong Kong, Australia and Canada and has a strong, first-hand knowledge of the Asia Pacific travel markets. Ms. Jie is bilingual, speaking both English and Cantonese.

LYNX INTERNET AND MARKETING

  The Company has entered into an agreement with LYNX Internet
& Marketing ("LYNX") of Vancouver, British Columbia, Canada, a local Internet Service Provider ("ISP"). LYNX will provide the hardware server space for Apex. The Company has determined that this agreement is sufficient for the Company's current needs.

ALLNIGHTWONG: THE WEBSITE DEVELOPER

  The Company has entered into a contract with a website designer, Allnightwong Website Development to develop a Website that is expected to meet the Company's business objectives. The Company has determined that this agreement is sufficient for its current needs.

	                 	OPERATIONS

  With the acquisition of Apex, the Company now has a fully functional travel and hospitality related company. The employees of Apex are expected to be primarily involved in customer service, confirming bookings with hotels and sales/negotiations with hotel properties. The Company also anticipates that additional hotels may be accessible through the Apex travel services. The Company's management presently anticipates that, if and when the Company's website becomes fully operational, the Company will require additional employees. The Company expects that there should not be a significant increase in the number of employees needed.
Specifically:

         - One employee in accounting
         - One employee in administration
         - One employee in Information Systems
         - Two employees in Marketing/Sales

  The Company is not subject to any collective bargaining agreement. It is anticipated that the Company's employees will be covered by an employee stock option plan; however, at this stage, the terms of such a plan have not been determined.

  Although the primary contact with the Company is expected to be via its website, a toll-free telephone number will also be made available in the event that clients need immediate customer service. The Company plans to develop a marketing strategy for its services using trade shows, trade press and strategic advertising on Internet browsers such as Yahoo or Lycos.

  Technology and management information systems work is expected to be provided on an outsourced basis by LYNX. It is the Company's intention that LYNX is to maintain the Company's server capabilities and software programs so that the Company and its clients experience minimal downtime.

  The Company expects to have a small, in-house accounting staff to handle collections, payables and bookkeeping duties. The Company also expects to have virtually no receivables because of the nature of its business transactions. Payments will be received from clients as cash (bank drafts) or credit card charges and the Company will be responsible for remitting payments to the relevant hotel a net of commissions. If a client chooses to pay the hotel directly, the hotel will remit the commission to the Company.

  The Company may, from time to time, choose to engage independent consultants who have expertise in the Internet-related travel business, and in other forms of e-Commerce.

  The Company anticipates that it will voluntarily file periodic reports as required by the Securities and Exchange Act of 1934 (the "1934 Act"), even if its statutory obligation to file such reports is suspended thereunder.

D.   PRODUCTS AND SERVICES

  Apex specializes in the sale of hotel room (retail and wholesale) and land tour packages primarily in the Asian and North American markets. The Company does not expect to be dependent on any suppliers for any essential raw material, energy or other items. The Company does not have any existing supply contracts (except with LYNX).

  The Company has not begun offering its services on the Internet. The Company plans to offer customized hotel packages at discount prices through an Internet website. Internet visitors will be able to arrange and book their own hotel rooms conveniently and securely over the Company's website. Asian and North American properties are expected to be featured, ranging from urban locations to vacation settings. The Company anticipates that strategic partnerships could help expand its product offerings so that airfares, land tours, car rentals and other travel arrangements may be booked through web site links offered at the site.

The Company plans to be unique in three ways:

    (i) it intends to represent smaller, independent hotels such as bed and breakfast inns or specialty properties that are unlikely to be affiliated with any central reservations systems or large chains. This should enable the target hotels to get greater exposure, in a cost-effective manner. The Company expects to earn revenues on a commission basis and through the sale of advertising on its site. Other hotel websites usually charge their listing hotels a listing or participation fee.

    (ii) the Company expects to offer hotel rooms at discounted prices to retail customers and wholesale rates to travel agencies. Travelers who book through traditional means such as a retail travel agency, toll-free number or travel website generally pay "rack" or retail prices for their hotel rooms. It is envisaged that travelers who book directly through the Company's service can expect to receive hotel rates that are approximately 30% lower than regular retail rates. Travel agencies will receive wholesale rates that will be at a discount to the retail rate. Travel agents are expected to have access to the Company's site via a password which will allow them access to the wholesale rates available to "trade" clientele.

    (iii) the Company's product is expected to allow for customization. Various travel agencies and tour companies offer hotel and tour packages. As the Company's system expands, it may be able to target users with offerings designed especially with their preferences in mind. Users are expected to be able to simply access the Company's site and browse through it using a dedicated search engine. Booking hotel rooms should be very simple, allowing the client to specify a number of criteria including destination, price range, number of nights, number of people and so on.

PRODUCT DELIVERY

  Clients accessing the Company's website and making bookings will do so by credit card or by special account number/password. The Company will require approximately 48 hours to confirm the reservation with the hotel. When the reservation is made, the Company will send the client a confirmation via e-mail and will charge the credit card. A voucher for the hotel reservation will also be sent to the client via mail or courier.

SUPPLIERS & ADVERTISERS

  The Company intends to enter into agreements with both hotels and with hotel re-sellers to list their properties in return for commissions on rooms sold.

  The Company anticipates selling banner advertising and links to sites that offer complementary products or services. For example, airlines, tour companies and car rental agencies would be potential advertising clients.

FUTURE PRODUCT LINE ADDITIONS

  Products are planned to be added based primarily on what is being sought by the Company's website users. This will be determined through information gathered through on-line questionnaires.

  The Company anticipates the need to add other key travel products such as land tour packages and car rentals on a graduated basis. "Accessory" products such as travelers checks, insurance, cameras, etc., may also be added as either direct sale items or links through other web sites offering such items for sale.

TECHNOLOGY

	ASSUMING A SUCCESSFUL LAUNCH OF ITS WEBSITE, THE COMPANY
  ANTICIPATES THAT:

  Users of the Company's service are expected be able to log on to the Company's website, browse hotel properties, make inquiries as to room availability and book their own reservations.

  The Company proposes to design its service using existing
Internet software and hardware technologies. An integrated hardware and software system is planned to be strategically designed to provide an efficient, secure service for users.

COMPETITIVE ADVANTAGES

It is anticipated that the Company will strive to possess three distinct competitive advantages:

    (i) LOW COST: The Company proposes to design and maintain an interactive and integrated website capable of providing information on an extensive list of smaller, independent hotels. The estimated cost to create the site is $5,000, and another $1,000 per month is expected to be required to maintain the site. The hotels represented by the Company will pay a commission on bookings. Commission rates vary between 8% and 10%.
  Traditionally, hotels have relied on sales calls, trade shows and print materials such as brochures and directories to promote their properties. Print materials are costly, become outdated quickly and have a high cost of distribution. A website may be updated with photos and text in a very timely and cost effective manner. Special limited time promotions, for example, may be featured and conveyed to a much wider potential audience than print media. A website may also feature downloadable multimedia presentations, which can be a strong sales tool for a hotel property.

    (ii) CUSTOMER FOCUS: A numbers of travelers prefer the intimacy and uniqueness of smaller hotel properties. The
  Company expects to target this customer base. Users who visit the site will be asked questions relating to their travel needs and preferences. The Company expects to process this information and, based on an understanding of its users needs will select the right hotels for presentation and selection.

    (iii) PRODUCT LEADERSHIP: As the Company's site evolves, it expects to provide destination information relating to the city, region, climate, visa requirements, points of interest, etc. The Company anticipates providing directions to get to a particular property as well as products useful for the trip, such as traveler's checks and insurance.

REVENUE PROJECTIONS

  It is envisaged, but there is no assurance, that the Company expects to earn revenues in the form of commissions and advertising fees. It is anticipated that hotels will remit to the Company commissions ranging between 8% and 10% for rooms booked through the Company's website.
In addition, banner advertising and website links are projected to generate revenues of $1.6 million per year by the 5th year of the Company's operations. Operating costs, including staff, technology, maintenance and selling and administrative are expected to be $1.0 million by Year 5. Initial capital raised in the amount of $241,000 is being used to develop software, working capital, and capital assets.

BUSINESS OBJECTIVES USING THE INTERNET

    Use the Internet as an improvement to the current business communications environment, and as an adjunct to the Company's advertising and marketing strategy, or part of an on-line sales effort.

    - Increase corporate name recognition in a low-cost manner.

    - To survey, and to be in regular communications with, customers.

    - To sell the Company's product globally.

    - The Company's target customer profile fits the demographics of the Internet user community.

    - To match the Company's communications network to the Internet communications environment.

E.   MARKETING STRATEGY

  As an Internet-based service, the Company intends to develop a presence on the World Wide Web. One important factor to the Company's success is expected to be the strategic use of Internet links and keywords. Its strongest product feature should be that hotel rooms are expected to be sold at very competitive prices pursuant to pre-existing contracts that the Company expects to have with individual hotels. An important factor to the successful marketing of the service will be strategic use of the Internet itself as a marketing tool. The Company plans to develop an effective marketing strategy that includes registering with key search engines such as Yahoo and Alta Vista. The Company may also choose to advertise on various Internet portals.

  The Company's services are expected to be outlined in various print materials including brochures and inserts to be included in a variety of mail-outs such as credit car bills or frequent flyer statements.

  During the Company's initial marketing phase in Canada, United
States and Europe, local press may be targeted with press releases. Advertising may be purchased in key publications such as Conde Nast Traveler, Destinations, various in-flight magazines and local newspaper travel sections.

  The Company may also participate in travel trade shows and new product forums that feature travel or Internet-based products.

TARGET SEGMENTS

  The Company's target market segment is both travelers and travel agents with access to the Internet and likelihood to participate in e-commerce. As nearly as can be determined from independent studies, this could be as many as 100 million potential users by the year 2002.

  Further, the Company intends to target travelers who are interested in smaller, more intimate or more unique hotel properties than can be typically found through other Internet sites. Demographic studies show that a growing number of travelers are seeking the unusual or out-of-the-ordinary when they make travel arrangements.

  The Company does not expect to be dependent on any suppliers for any essential raw material, energy or other items. The Company does not have any existing supply contracts.

COMPETITION

  As for the travel industry aspect of the Company's current business plan, there are numerous web sites currently providing hotel reservations via the Internet. The Company's research shows that the majority of them provide rooms at retail or 'rack' rates. Some of the Web sites charge a listing fee for hotels plus a regularly monthly participation fee. Others are affiliated with international central reservations systems and participating hotels are also part of those systems. Set forth below are some of the websites that the Company's management foresees will be in direct competition with the Company.

  TRAVELOCITY (WWW.TRAVELOCITY.COM):   Travelocity
is owned by SABRE Interactive and represents 32,000 hotels. Users must log on and register every time they visit the site.

  ALL THE HOTELS ON THE WEB (WWW.ALL-HOTELS.COM): This site offers links to over 10,000 hotels with sites on the World Wide Web. It is a directory of hotel websites organized by region. The site does not have any affiliation with any of the hotels it lists.

  THE HOTEL GUIDE (WWW.HOTELGUIDE.COM):
This site offers 60,000 hotels worldwide and only offers direct booking on-line for a few. Users can generate a form that can be printed out and faxed to the hotel of choice.

  TRAVEL WEB (WWW.TRAVELWEB.COM):  The Travel
Web has access to 9,000 hotels in 125 countries. The site is published by PEGASUS systems Inc. that is in turn owned by 15 of the world's largest hotel and travel companies. This site offers hotels, airline and car reservations. In 1996, it sold over $5 million in hotel rooms and since then, their on-line hotel revenues have increased by 40% per month. Sales have been made to users in more than 60 countries and are today estimated to be one million dollars per month.

  INTERNET TRAVEL NETWORK (WWW.ITN.NET):
This site has more than 2.5 million registered users, double what it had one year ago. Its overall revenues have increased by 500% since last year. Users access airlines, hotels and car reservations via ITN's public and partner sites. ITN accesses multiple central reservations systems to offer its services.

  THIRD PARTY INTERNET SERVICE PROVIDER (ISP):
The Company plans to enter into an agreement with its chosen ISP that will clearly outline the terms and conditions of service.

  The contract will specify the level of performance to be delivered by the ISP to ensure that the Company's clients are not met with busy signals or "downed" systems. The Company and the ISP will outline the amount of "uptime" and acceptable "downtime" that can be expected.

  The Company's chosen ISP should provide secure communications with adequate firewalls so that the Company's clients may be assured of secured reservations and transmission of credit card information over the Internet.


F.     MARKETING

  The Company recognizes that its success will depend on a range of issues, including how well it structures its Internet based advertising and marketing strategy, and that the level of success will very likely be dependent upon raising substantial amounts of capital to fund sales and marketing activities. The physical location of the Company in an electronic environment is not the determining factor but rather creating links and paths from search engines and other sites to allow as many potential clients as possible to access the Company's site. The Company's management is aware that most people find Internet sites primarily through recommendations, electronic directories, magazines or journals and Usenet groups and intends to develop a strategy to get its site name recognition through each method.

  The Company may also become involved in Usenet discussion groups in specialty subjects such as "travel", "travel, Asia" and so on to generate leads for targeted advertising and promotion. E-mail mailing lists with target demographics may currently be purchased, just like traditional mailing lists. In addition, many demographic groups are already organized around discussion groups. The Company may register its website with the various informal directories on the Internet.

	THE FOLLOWING DESCRIBES WHAT THE COMPANY COULD DO, BASED ON A SUCCESSFUL LAUNCH OF ITS WEBSITE. IT SHOULD BE NOTED THAT CURRENTLY, ALL ACTIVITIES DESCRIBED IN THIS SECTION OF (F.) ARE HYPOTHETICAL

CORPORATE PRESENCE

  The Internet is a means by which the Company can gain market presence and increase consumer awareness of its products. The
Company can also use its Internet presence as a unique tool to attract hotel properties and to have them offer their products through the Company's website. Having a presence on the Internet should allow the Company to be associated with new areas of technology and to be a leading edge travel service provider.

ADVERTISING ON INTERNET ON-RAMPS

  In many cases, internet portals provide a welcome screen that supports advertising. The Company plans to investigate opportunities to advertise with such operators.

DIRECTORIES

  The Company plans to register its domain name with as many electronic directories as possible such as Yahoo and Alta Vista, and intends to regularly update all links.

ADVERTISING

  The Internet can be used for advertising in a manner similar to print. Internet advertising may also be used as an enhancement to the Company's business cards, letterhead and brochures. The Company's Internet address included in a brochure or trade magazine advertisement for example, provides potential clients with the ability to access additional information that is more detailed and potentially more current than the print medium.

USENET NEWSGROUPS

  A Usenet newsgroup is an ideal way to find out who is interested in the Company's type of products and services. The Company plans to regularly participate in ongoing discussions in order to build its credibility and goodwill. When appropriate, the Company anticipates providing select announcements to well-matched newsgroups, for example announcing the addition of new hotel properties in a particular country of interest. The Company may also set up its own newsgroup where users can get useful information about a particular subject area on which the Company is focusing, for example "travel, Asia, Bali".

E-MAIL LISTS AND SERVICES

  E-mails lists are the electronic equivalent of the more traditional direct mailing lists.

  To build or obtain e-mailing lists, the Company may monitor newsgroups that are likely to attract the types of people likely to be interested in its products, then collect the addresses of participants in order to create a mailing list. The Company could also purchase an e-mailing list from a reputable broker and use this for direct customer solicitations.

  In addition, the Company proposes to get customers to sign up voluntarily. A check-box on the Company's website could get visitors to the site the opportunity to sign on to the Company's e-mailing list.

CUSTOMER SERVICE & SALES SUPPORT

  The Internet offers the ability to provide customer support 24 hours a day, seven days a week. The Company expects to provide an e-mail address for clients that should direct requests or queries to service personnel.

  Sales support can be implemented using varying degrees of automation or personnel-based approaches. For example, clients could send a reservation request to the Company's e-mail server, which would automatically send back an acknowledgment of receipt response.

  A potential side benefit of a customer support e-mail address is that it may be used to entice clients to sign up for an e-mail mailing list for new products and follow-up surveys. This could allow the Company to take an active marketing role for special promotions, new products and so on.

ONE-ON-ONE CUSTOMER COMMUNICATIONS

  The Internet provides a great opportunity for the Company to interact one-on-one with its client base via e-mail. E-mail would allow the Company, its clients and its hotel properties to interact over distance and without worry about time zones or office hours. No party is bound by the physical location of the other and e-mail allows business to be transacted without the nuisance of "telephone tag" situations.

CLIENT RESERVATION TRACKING

  Clients like to be kept informed of, and in the case of requesting a hotel booking, would like to know, the status of their reservations. The Company expects to have the ability to instantly satisfy this need through the use of various Internet tools.

  The Company intends to keep an order's status readily available on its computer system and by implementing an Internet-based client reservation tracking system, is expected to be able to reduce overhead by reducing the number of personnel required to staff customer service lines. A good example of this type of service is Federal Express' website that allows customers to track the progress of their package by entering their waybill number.

THE COMPANY'S ONLINE CATALOGUE

  Subject to the sale of Apex, the Company intends to offer its clients a virtual catalogue of hotel properties and related travel products. For information about the sale of Apex, see "Recent
Developments" (page 25).

USING FTP AND ELECTRONIC INFOMERCIALS

  The Company may also provide product and service details using
FTP (file transfer protocol). A potential client could download an infomercial from the Company's FTP site.

  Some other ways that the Company could generate advertising for its site include:

              - having trade or other publications review the site

              - write articles about the site for submission to various publications

              - contact trade directories to list the site

BUSINESS RELATIONSHIPS

  The Company plans to create partnerships with companies that may have some synergy with the Company's business in order to cross-post each other's site address. The Company's sales and marketing personnel plan to actively work to develop inter-corporate relationships and spot new opportunities.

G.     PROPRIETARY INFORMATION

  To date the Company has made no cash expenditure on research and development. The Company has not yet commenced operations and is not dependent on any proprietary information and/or licensing agreements. Competing technology enabling others to offer the same product and/or service as the Company already exists. This sector is relatively easy to enter with affordable start-up and operating costs, encouraging vigorous competition which the Company may not survive.

  The Company will not have any patents covering its products and there can be no assurance that the Company will be able to protect its proprietary rights thereto. In order to reduce the competitive forces, the Company intends to enter into long-term service contracts with its business subscribers and strategic partners. The commercial success of the Company may also depend upon its products and services not infringing any intellectual property rights of others.

H.    REGULATIONS

  To management's knowledge, none of the Company's services are subject to material regulations. However, the operations of the Company may require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out its business plan.

Item 2      Description of Property

  Apex operates from its leased facility on a month-to-month basis which it rents for approximately $1,000 per month.

  Management believes that this space will meet the Company's needs for the foreseeable future. The Company plans to move to different facilities as its customer base expands and it upgrades equipment.

  The Company has no investments in real estate, securities, or other forms of property other than that disclosed in the Company's consolidated financial statements (see Item 7).

Item 3      Legal Proceedings

  The Company is not a party to any material litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.

Item 4      Submission of Matters to a Vote of Security Holders:

            5/31/99:  Directors Elected:  Chui Keung Ho, CEO, President
                                          Shelley James, CFO, Secretary,
                                          Treasurer

                      10,500,000 voted For; 50,000 Non-Votes

            8/31/99:  Same as above

            11/31/99: Same as above

  At present, pursuant to the by-laws and Articles of Incorporation of the Company, the Board has elected new directors. Currently, the President and CEO of the Company is Eric White. David Paul Wiebe is
on the Board of Directors.  Shelley James resigned from the Board of
Directors.   Ross Wilmot was briefly on the Board of Directors, but has since resigned.

  No other matters were submitted to the Company's shareholders for a vote, nor were proxies solicited for the last Quarter. However, the Board of Directors of the Company plans to submit several proposals to the shareholders and request their written consent in the near future (See "Recent Developments", page 25).

                   PART II

Item 5      Market For Common Equity and Related Stockholder
            Matters

  The Company's common shares began trading on the NASD
Over-the-Counter Electronic Bulletin Board ("OTCBB") on March 17,
2000 under the symbol ZSTR. Accordingly, there is no market price information available prior to March 17, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

    - In June 1998, the Company issued 1,500,000 shares of its Common Shares to its initial shareholders for a cash consideration of $1,500.00 ($0.001 per share). In July 1998, the Company issued an additional 9,000,000 shares of its Common Stock for a cash consideration of $90,000 ($0.01 per share).

    - Thereafter, in October 1998 the Company issued 50,000 common shares for a cash consideration of $150,000 ($3.00 per share).

  As of May 1, 2000, there are 10,550,000 of total outstanding shares of the Company's Common Stock have been issued and sold pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, (the"Act")as amended. As permitted by Rule 504, certificates for these securities were issued without restrictive legends.

  However, 500,000 of these shares were purchased by Chui
Keung Ho, one of the former directors and officers of the Registrant and may only be publicly sold pursuant to Rule 144. The existing and the offered securities have been and are being offered and sold pursuant to the exemption available under Rule 504. Subject to the February 1999 amendments to Rule 504, securities issued pursuant to Rule 504 are not "restricted securities" as such term is defined in Rule 144. Accordingly, with the exception of shares owned by "affiliates" (as such term is defined in Rule 144) of the Company, all of the Company's shares of Common Stock that will exist after the approval, if granted, of the Company's application to have its shares of Common Stock traded on the OTCBB, may be resold in brokerage transactions without restriction.

  Shares owned by affiliates, which are restricted securities, are so restricted for at least an initial period of one year from the purchase thereof. Shares owned by affiliates may then be sold in brokerage transactions subject to the volume limitation requirements of Rule 144, which provide that persons owning control stock would be entitled to sell, within any three-month period, a number of shares that does not exceed the greater of (i) 1% of the then outstanding shares of Common Stock, or (ii) the average weekly reported trading volume on all national securities exchanges, the NASDAQ National Market, and the OTC
Bulletin Board during the four calendar weeks preceding such sale. Any "free trading" and unrestricted shares which may be owned by "affiliates" of the issuer are likewise subject to the foregoing limitation on resale without regard to when they were acquired or how long they have been held. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company. If a substantial number of shares owned by the initial shareholders were sold in the market, the market price of the Common Stock would be adversely affected.

  The Company's shares of common stock are currently being traded on the OTCBB.

  For the fiscal year ended February 28, 2000, the Company did not sell any shares on any open market. On March 17, 2000, the Company began trading on the OTCBB and shares closed on March 17, 2000 at $11 1/4. As of May 15, 2000, the shares closed at $7 1/2.

  The effective date of the registration statement is September 28, 1999 and the Commission File Number assigned to the Registration
Statement is 1-14815.

  An offering of securities has not commenced because the Company became a reporting company under the 1934 Act and all stock was freely transferable. The Company registered the stock in order to become eligible for quotation on the NASD OTCBB.

  The Company intends to make additional private placements that are exempt from registration pursuant to Regulation S or Regulation D pursuant to the Act to raise capital for working capital and potential acquisitions.

  There were no expenses for issuance of securities registered for underwriting discounts & commissions, finder's fees, expenses paid to or for underwriters, or other expenses.

  The Company plans on spending about $10,000 for additional computers and computer-related items.

Item 6      Plan of Operation

  Revenues were not earned in the fiscal year 1998; revenues were earned in the fiscal year 1999. The fiscal year ending on February 29, 2000 showed revenues of $579,849, with a deficit of $324,242.

A.       PLAN OF OPERATION

    Technical Development                   February, 2000 onward

    Beta Testing                            August, 2000

    Operational Online Reservation System   August, 2000

    Develop Strategic Partnerships          September, 2000

    Website to start generating revenues    January, 2001

  In the event the Company has not achieved certain milestones, the Company could face liquidity problems. If the Company's outstanding demand notes are called in, the Company could face serious cash flow and liquidity problems. There can be no assurance that the Company will be able to consummate financing, or that even if such financing is consummated that the Company will not face liquidity problems or that each financing will be on economic and other terms acceptable to the Company.

  Since its incorporation, the Company has successfully completed its first round of financing pursuant to which it has raised approximately $241,500. Further financing will be accomplished through private placements. Lynx Internet and Marketing had begun developing an Internet shopping program for the Company's proposed website. Since that time, a new web site developer, Allnightwong Website Design, has been retained to develop the web site. The Company expects the website to become operational in August, 2000.

  To meet its immediate working capital requirements, the Company has secured a short-term loans in the amount of $100,000 and $150,000 from Haliun Hongorzul (the "Lender"), an existing shareholder of the Company. The loans are evidenced by promissory notes, (the "Notes") dated August 17, 1999 and February 23, 2000 respectively, which are payable by the Company on demand by the Lender and are secured by a general security interest in all assets of the Company.

  If all of the operating expenses remain constant, the Company can satisfy its cash flow demand for the next twelve months. This is subject to the Notes not being paid and all of the expenses and liabilities from last year being constant.

B.      FINANCING REQUIREMENTS

  The Company requires a total equity investment of $500,000 to be made during the first 24 months of operations (of which $241,000 has already been raised). All proceeds raised will be used specifically for start-up costs, purchase of capital assets, marketing and for working capital.

Phase I -       Start Up, Year 1
                ----------------
                Equipment and Start-Up Costs       $ 35,000
                Consulting                         $ 40,000
                Software Development               $ 50,000
                Marketing                          $ 25,000
                Working Capital                    $ 100,000
                                                   ---------
                                                   $ 250,000

Phase II -      Full Operations, Year 2
                ---------------
                Working Capital                    $ 250,000

                ---------
Total Requirements                                 $ 500,000
                                                      ======
     - The net proceeds from offerings that are not expended immediately may be deposited in interest or non-interest bearing accounts, or invested in government obligations, certificates of deposit, commercial paper, money market mutual funds or similar investments. The Company is currently not in arrears of the payment of dividends, interest, or principal payment on borrowing, nor is the Company in default on any debt covenants at the present time or during the most recently completed financial statements.

C.     WORKING CAPITAL REQUIREMENTS

  The Company does not anticipate having any cash flow or liquidity problems over the next twelve months. If, however, the promissory notes held by Haliun Hongorzul are called in, the Company will have significant cash flow and liquidity problems as the Company currently does not have sufficient assets to make this payment. In order for the Company to expand operations, it will need to find additional investors either in the form of a private placement or otherwise.

  The Company is not in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring the Company to make payments. The Company is not subject to any unsatisfied judgments, liens or settlement obligations.


  The following table sets forth selected financial information with respect to the Company for the periods indicated. The data is derived from financial statements prepared in accordance with U.S. and Canadian generally accepted accounting principles. There are no significant differences between Canadian and U.S. accounting principles requiring adjustments to the financial statements of the Company (see accompanying notes to the financial statements). The selected financial data should be read in conjunction with "the Plan of Operation," and accompanying notes included elsewhere in this Filing.

                       CONSOLIDATED             CONSOLIDATED
                       AUDITED                  AUDITED

BALANCE SHEET (IN $US) AS AT FEB. 29, 2000      AS AT FEB. 28, 1999

Cash                  $165,597                 $ 88,165
Working Capital       $(138,488)               $(33,076)
Total Assets          $249,340                 $203,169
Shareholders' Equity  $(69,907)                $ 42,861

STATEMENT OF OPERATIONS
 (IN $US)             FROM 3/1/99-2/29/00      FROM 6/17/98-2/28/99

Revenue               $579,849                 $     0
Cost of Sales         $504,379                 $     0
Gross Profit          $75,470                  $     0
General and
Administrative
Expenses              $209,073                 $ 190,639
Loss for the Period   $(133,603)               $(190,639)

NET LOSS PER
COMMON SHARE          $(0.01)                  $(0.02)
Shares Outstanding    10,550,000               10,550,000

D.	RESULTS OF OPERATIONS

	1. RESULTS OF OPERATIONS AS OF FEBRUARY 29, 2000

  a. REVENUES - The Company has earned revenue in the last year from non-Internet sales. The Company has earned no revenue from Internet sales, although the Company anticipates that the Internet will be a source of revenues once the website is fully operational. The
Company believes that future revenues will result largely from the sale of hotel bookings, advertising space on the Company's website, and related sponsorship programs.

  b.   COST OF SALES - As of the fiscal year ended February
29, 2000 the Company has incurred $504,379 in costs of sales.
The cost of sales consist of payments to third parties including, resellers of hotel rooms, Internet service providers, artists, royalty payments, and profit participation payable to strategic alliance partners and others.

  c.   PRODUCT DEVELOPMENT EXPENSES - Product
development expenses consist principally of website and other software engineering, graphic design, certain non-recoverable advances to artists, artist relations, telecommunications charges, and the cost of computer operations, including related salaries, rent and depreciation, that support the Company's business.

  d. SALES AND MARKETING EXPENSES - Since its inception, the Company has incurred no sales and marketing costs. The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's website.

  e.   GENERAL AND ADMINISTRATIVE EXPENSES -
General and administrative expenses currently consist of management consulting fees, accounting, legal and expenditures for applicable overhead costs. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

	2. RESULTS OF OPERATIONS FROM MARCH 1, 1999 to FEBRUARY 29, 2000.

  The Company recorded revenues of approximately $580,000 primarily from the sale of non-Internet hotel bookings. The Company believes that the majority of the Company's future revenues will result from the sale of hotel bookings and advertising space on the Company's website. The Company is considering acquisitions of other companies as an investment vehicle.

  Cost of sales, mainly to third parties, from resale of hotel rooms amounted to $504,000 or 87% of revenues.

  General and Administrative Expenses amounted to approximately
$209,000 or 36% of revenues. The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, consulting, legal fees, advertising sales and personnel expenses associated with marketing of the Company's website.

  The Company reported a loss of $134,000 or 23% of revenue in the fiscal year ended February 29, 2000.

	3. RESULTS OF OPERATIONS, YEAR ENDED FEBRUARY 29,2000 AS COMPARED TO FEBRUARY 28, 1999

     The Company had sales of $580,000 for the year ended February 29, 2000 as compared to $ 0 for the period ended Febraury 28, 1999. The increase of $580,000 is attributable to the acquisition of Apex Canadian Holidays Ltd on February 28, 1999.

     Apex's sales increased to $580,000 for the year ended February 29, 2000 from $478,000 for the year ended February 28, 1999. The increase of $120,000 (21%) is attributable to an easing of the Asian crisis.

     Cost of sales increase during the year ended February 29, 2000 to $504,000 from $0 for the period ended February 28, 1999. The increase of $504,000 relates to the Apex acquisition. Apex's cost of sales increased to $504,000 for the year ended February 29, 2000 from $420,000 from the year ended February 28, 1999. The increase of $84,000 (20%) is attributable to increased sales.

     Operating expenses increased to $209,000 for the year ended February 29, 2000 from $191,000 for the year ended February 28, 1999, an increase of $18,000 (9%). The net increase is attributable to the acquisition of Apex offset by a reduction in start up expenses.

     The Company had a net loss for the year ended February 29, 2000 of $134,000 as compared to a net loss of $191,000 for the period ended February 28, 1999, a decrease of $57,000 (30%). The decreased loss of $57,000 is attributable to the aforementioned detail of sales and expenses and a full year operations for the Company.

	4. LIQUIDITY AND CAPITAL RESOURCES, FEBRUARY 28, 1999 to
	   FEBRUARY 29, 2000

    At February 29, 2000, the Company had cash of $166,000 as compared to cash of $88,000 at February 28, 1999 an increase of $78,000 (89%). The increase results from the Company using $122,000 in its operations, while the Company was able to generate cash by issuing demand notes for $250,000 and paying down the note for the acquistion of Apex of $50,000.

     In the short term, the Company will not have sufficient revenues to generate positive cash flow. However, the Company believes that its cash on hand together with additional borrowings and/or equity sales will be sufficient to fund its capital expenditures and working capital requirements for at least the next 12 months.

     In the long term the Company may require additional capital for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include cash flow from operations, public or private equity and debt financings, bank debt, and vendor financings. However, we cannot assure you that the Company will be successful in producing sufficient cash flow or raising debt or equity capital to meet its strategic business objectives or that such funds, if available, will be available on a timely basis and on terms that are acceptable to the Company. If the Company is unable to obtain such capital, it may have to delay or curtail business operations.

E.	RECENT DEVELOPMENTS

	The Board of Directors of Zstar (the "Board") plans to submit several proposals for shareholder approval. The following list highlights the items the Board will submit to Zstar shareholders for their approval, which will be sought by means of written consent. The Board will not ask for proxies from shareholders, nor will the Board accept any proxies.


  	1. The Merger Proposal

     The Board has adopted a Merger Agreement ("Merger") with OnVantage, Inc., a Delaware corporation ("OnVantage"), in which a wholly owned subsidiary of Zstar, a Delaware corporation ("Zstar Subsidiary"), will merge into OnVantage, and OnVantage will be the surviving corporation of the merger ("Surviving Corporation"). The Board has determined that the Merger Agreement is in the best interest of Zstar.

	If the Merger is completed, holders of OnVantage Common Stock will receive 20,190,000 Shares of Common Stock of Zstar ("Zstar Shares") in exchange for the Total Capital Stock of OnVantage. Current Zstar Shareholders will continue to hold their existing Zstar Shares after the Merger. PLEASE NOTE THAT THE MERGER WILL RESULT IN A CHANGE OF CONTROL OF ZSTAR. AFTER THE EXECUTION OF THE MERGER, ONVANTAGE
SHAREHOLDERS WILL OWN 63.11% OF ZSTAR.

	2. Proposal to Increase the Number of Authorized Shares

	The current number of authorized shares of common stock of Zstar ("Shares") is 30,000,000, with 10,550,000 Shares issued and outstanding. In order to effectuate the Merger, Zstar must amend its Articles of Incorporation to increase the number of authorized Shares from the current 30,000,000 Shares to 100,000,000 Shares.
The increased number of authorized shares will permit the issuance of 20,190,000 Shares of Zstar to OnVantage shareholders in exchange for the Total Capital Stock of OnVantage.

	3. Proposed Sale of Apex

	As a condition precedent to the Merger, the Board seeks authorization to sell Apex Canadian Holidays Ltd., a wholly-owned subsidiary of Zstar and incorporated under the laws of the Province of British Columbia ("Apex"), in the event the Board, in its discretion deems such a sale necessary or preferable. In conjunction with the sale, Apex will sever all corporate ties with Zstar and exist as an independent entity.

	4. Proposal to Adopt Stock Option Plan

     The Board has submitted a plan to shareholders for the adoption of a stock option plan ("Zstar 2000 Stock Option Plan"). The maximum aggregate number of shares of common stock subject to the Zstar 2000 Stock Option Plan is 5,000,000. The shares may be authorized but unissued, or reacquired common stock. Within the first 12 months from the Closing of the Merger, total additional issuances under option grants shall not exceed 3,325,000 shares.

	5. Proposal to Authorize an Undesignated Class of Preferred Stock

	The Board seeks authorization of an undesignated class of preferred stock ("Preferred Stock"). Currently, the issuance of Preferred Stock is not authorized under Zstar's Articles of Incorporation. The terms and description of the class of preferred stock are undefined at the date of this Information Statement. The Board of Directors has requested that the shareholders grant the Board of Directors the authority to fix the dividend rate and establish the provisions, if any, relating to voting rights, redemption rate, sinking fund, liquidation preferences and conversion rights for any series of Preferred Stock issued in the future. Such preferences may place holders of Preferred Stock in a superior position to holders of Zstar Common Stock.

	6. Proposal for Redomestication of Zstar

	Currently, Zstar is incorporated and domiciled in the State of Nevada. The Board has determined that it may be in the strategic best interest of Zstar for Zstar to reincorporate as a Delaware corporation. The Board believes that the redomestication to Delaware may enhance Zstar's ability to attract new investors in the future. Therefore, the Board has requested the authority to redomesticate Zstar to Delaware. Please note that while redomestication is probable, it is not certain to occur. Once authorization is given to the Board, the Board will make a determination on redomestication in the near future, based on the best interest of Zstar and its shareholders.

	7. Proposal for Name Change

	The Board has submitted a proposal to shareholders to change the name of Zstar Enterprises, Inc. to OnVantage, Inc. In order to avoid any confusion with the Surviving Corporation of the Merger, which is also known as OnVantage, Inc., the name of the Surviving Corporation will be changed to OnVantage Technologies, Inc.

	8. Election of the Board of Directors

	The annual election of the Board of Directors has been submitted for shareholder vote.

	9. Matters Not Submitted for Shareholder Approval

	Zstar plans to make a private offering of 625,000 Units at $6.00 per Unit (the "Offering"). Each Unit will be comprised of one Share of Common Stock of Zstar and one purchase warrant ("Purchase Warrant").
Each Purchase Warrant will entitle the holder to acquire one Share of Common Stock in Zstar for $6.00 per a period of two years from the closing of the Merger Agreement. The Purchase Warrants will be forced to convert within 15 days of the "Performance Milestone", if the Performance Milestone is achieved. All common shares underlying the Unit are to have demand registration rights and be qualified for resale to the public through an SB-2 registration statement (at the expense of the Company) within 150 days of closing of the Merger Agreement. Zstar will use the funds from the private placement offering to make investments in OnVantage Technologies, Inc., its wholly owned subsidiary after the Merger.

F.	RISK FACTORS FORESEEN BY MANAGEMENT

	In addition to other information in this Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

SUCCESS OF BUSINESS - The Company may not be successful in its effort to further its Business. The limited extent of the Company's assets and the Company's stage of development as well as the Company's limited operating history make it subject to the risks associated with start-up companies.

IF THE COMPANY DOES NOT SUCCESSFULLY DEVELOP NEW AND
ENHANCED SERVICES AND PRODUCTS, ITS REVENUES COULD
DECREASE - The Company will not be financially successful if it is unable to meet the increasingly sophisticated needs of its customers through timely developments and new and enhanced versions of its services and products. The Company's planned development and enhancement efforts have inherent risks. The
Company may experience financial or technical difficulties that could prevent it from introducing new or enhanced information services or transaction support products. Furthermore, these new or enhanced services and products may contain problems that are discovered after the products are introduced. The Company may need to significantly modify the design of these products to correct problems. The Company's business could be materially adversely affected if the Company experience difficulties in introducing new or enhanced services and products or if these services or products are not received favorably by its customers. Finally, development and enhancement of its services and products will require significant additional expenses and could strain the Company's management, financial and operational resources. The lack of market acceptance of the Company's services or products or its inability to generate satisfactory revenues from such development or enhancements to offset their costs could have a material adverse effect on the business.

IF THE COMPANY DOES NOT EXPAND ITS GEOGRAPHIC COVERAGE,
THE COMPANY'S SERVICES AND PRODUCTS COULD BECOME LESS
DESIRABLE - The Company believes its success is highly dependent on its ability to increase the geographic coverage of its database. If the Company is not able to expand the geographic coverage of its database into other markets, the Company's business could be materially adversely affected. The Company expect this geographic expansion effort to impose additional burdens on its research, sales and administrative resources.

RECENT HISTORY OF LOSSES - The Company incurred net losses of $133,603 and $190,639 for the years ended February 29, 2000 and February 28, 1999, respectively. The Company expects that losses will continue until such time, if ever, as the Company increases its market share. In addition, the Company had an accumulated deficit of $324,242 at February 29, 2000.

EARLY STAGE OF DEVELOPMENT - The Company has generated limited revenues to date. While the Company is able to finance certain of its current operations from revenues, it requires additional financing to increase its travel activities and Internet-related activities to acquire additional technologies and to develop new products. The Company's operations are subject to all of the risks inherent in the commercialization of new products. The likelihood of the success of the Company must be considered in light of the problems, expenses difficulties, complications, and delays frequently encountered when developing new markets.

IF THE COMPANY CANNOT MAINTAIN THE INTEGRITY AND
RELIABILITY OF ITS PROPRIETARY DATABASE, THE COMPANY MAY
NOT BE SUCCESSFUL - The Company cannot assure you that the information in its database will be comprehensive, accurate or timely, particularly as the Company grow. The Company's success is highly dependent on its customers' confidence in the comprehensiveness, accuracy and timeliness of its proprietary database of transactions and the software used to access its database. The Company expect the task of establishing and maintaining such comprehensiveness, accuracy and timeliness during the growth of its business to require substantial effort and expense.

CYCLICAL ECONOMIC SWINGS IN THE TRAVEL AND HOSPITALITY
MARKET COULD DECREASE DEMAND FOR ITS SERVICES AND
PRODUCTS - The industry traditionally has been subject to cyclical economic swings which could materially adversely affect its business. These cyclical economic swings may be caused by various factors, such as changes in airline tickets prices, interest rates and in economic conditions.

CONSOLIDATION OF THE TRAVEL AND HOSPITALITY INDUSTRY
COULD NEGATIVELY IMPACT THE COMPANY'S BUSINESS - The industry is undergoing a period of consolidation, motivated in part by a desire to reduce expenses. Such consolidation poses a number of risks and could materially adversely affect the Company's business. These risks include:
    - a decrease in the Company's client base;
    - reduction in the size of the Company's target market;
    - creation of competitors with sufficiently greater bargaining power which could cause price erosion;
    - creation of competitors with access or rights to, or ownership of, sources that provide the data the Company need for its proprietary database; and
    - reduction in the number of sources from whom the Company obtains data for its proprietary database.

IF THE COMPANY ACQUIRES OTHER COMPANIES BY ISSUING
EQUITY SECURITIES, YOU MAY EXPERIENCE DILUTION OF YOUR
EQUITY INTEREST - The Company may acquire other companies by issuing equity securities. As a result, you may experience dilution of your ownership interest and the newly issued securities may have rights superior to those of the common stock.

VARIOUS PARTIES MAY ACCUSE THE COMPANY OF INFRINGING ON
THEIR INTELLECTUAL PROPERTY RIGHTS, AND ANY RELATED
LITIGATION COULD HARM ITS BUSINESS REGARDLESS OF ITS
MERIT - Third parties may assert claims against the Company alleging infringement, misappropriations or other violations of proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require the Company to cease the use and sale of allegedly infringing services and products, incur significant litigation costs and expenses, develop or acquire non-infringing technology or obtain licenses to the alleged infringing technology. The Company may not be able to develop or acquire alternative technologies or obtain such licenses on commercially acceptable terms.

THE COMPANY COULD BE HELD LIABLE FOR PROVIDING
INACCURATE OR INCOMPLETE INFORMATION, WHICH COULD
HARM ITS BUSINESS - If the Company's services or products yield inaccurate or incomplete information which has a material adverse impact on a customer, the customer might bring a claim for damages against the Company, even if the Company is not responsible for such failure. The limitations of liability set forth in customer contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceed available insurance coverage's or changes in the Company's insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements could materially adversely affect the Company's business.

IF THE COMPANY IS NOT ABLE TO SUCCESSFULLY DEVELOP ITS
INTERNET WEBSITE BRAND NAME, IT COULD MATERIALLY
ADVERSELY AFFECT ITS BUSINESS. The Company believes that establishing and maintaining its brand name is critical to attracting and expanding its target Internet audience. The importance of developing the Company's brand name will increase due to the growing number of Internet services. In order to build its brand name, the Company must succeed in its marketing efforts, provide high-quality services and products and increase the number of visitors to its Web site. If its marketing efforts are not successful or if the Company cannot increase awareness of its brand name, the Company will not be able to attract and retain Internet users and its business would be materially adversely affected.

IF THE COMPANY IS UNABLE TO CONTINUE TO DEVELOP ITS
DIRECT SALES FORCE, IT COULD MATERIALLY ADVERSELY AFFECT
ITS BUSINESS - In order to support its growth, the Company need to substantially increase the size of its direct sales force. The Company's ability to increase its direct sales force involves a number of risks, including:
    - the competition the Company faces from other companies in hiring and retaining sales personnel;
    - the Company's ability to integrate and motivate additional sales and sales support personnel;
    - the Company's ability to manage a multi-location sales organization; and
    - the length of time it takes new sales personnel to become productive.

	There would be a material adverse effect on its business if the Company does not continue to develop and maintain an effective direct sales force.

INTENSE COMPETITION MAY RENDER THE COMPANY'S SERVICES
AND PRODUCTS UNCOMPETITIVE OR OBSOLETE - The market for the
Company's Internet-related and non-Internet-related information services and transaction support products is competitive. The Company cannot assure you that its competitors will not develop services or products that are equal or superior to the Company's or that achieve greater market acceptance. The Company anticipates that the number of and indirect competitors will increase in the future and could result in price reductions, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect its business.

ADOPTION OF NEW LAWS AND GOVERNMENT REGULATIONS
RELATING TO THE INTERNET COULD HARM ITS BUSINESS - The
Company's business could be materially adverselyaffected by the adoption or modification of laws or regulations relating to the Internet. Laws and regulations directly applicable to Internet communications and commerce are becoming more prevalent.
Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. The governments of states or foreign countries might attempt to regulate the Company's transmissions or levy sales or other taxes relating to its activities. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet commerce. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, that may impose additional burdens on companies conducting business over the Internet. The growth and development of the market for Internet commerce may also prompt calls for widening access on the Internet to public records, including records concerning the commercial real estate industry.

INTERNET SECURITY CONCERNS COULD HINDER INTERNET
COMMERCE AND MATERIALLY ADVERSELY AFFECT ITS BUSINESS -
The Company may be required to expend significant capital and other resources to protect against security breaches on its Web site or to alleviate problems caused by such breaches. If any compromise of the Company's security were to occur, it could damage its reputation and expose the Company to a risk of loss, litigation and possible liability. A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet and other online services, as well as user's desires for privacy, may also inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. The Company's services involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. The Company cannot assure you that its security measures will prevent security breaches or that its failure to prevent such security breaches will not have a material adverse effect on its business. Credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and the Company are continually monitoring this problem. However, at the present time, the real or perceived risk of theft and fraud could have a material adverse effect on the Company. The Company cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used to protect customer transaction data. A party who is able to circumvent the Company's security measures could misappropriate confidential information or cause interruptions in its operations.

THE COMPANY MAY BE SUBJECT TO LEGAL LIABILITY FOR
DISPLAYING OR DISTRIBUTING INFORMATION ON THE INTERNET -
Because content on its Web site is distributed to others, the Company may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. These types of claims have been brought, sometimes successfully, against Internet services in the past. The Company could also be subject to claims based upon the content that is accessible from its Web site through links to other web sites or information on its Web site supplied by third parties. The Company's insurance may not adequately protect against these types of claims. Even to the extent such claims do not result in liability, the Company could incur significant costs in investigating and defending against such claims. The Company's potential liability for information carried on or disseminated through its Web site could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's service to users.

THE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD
CAUSE THE COMPANY'S STOCK PRICE TO DECLINE. The market price of the Company's common stock could decline as a result of sales of a large number of shares of its common stock in the market or the perception that such sales could occur. Such sales also might make it more difficult to sell equity securities in the future at a price that the Company deems appropriate.

THE LIQUIDITY OF THE COMPANY'S STOCK IS UNCERTAIN, AND IT
COULD BE DIFFICULT TO SELL YOUR SHARES - The Company cannot predict if an active trading market in its common stock will develop or how liquid that market might become.

THE MARKET PRICE OF THE COMPANY'S STOCK MAY BE
MATERIALLY ADVERSELY AFFECTED BY MARKET VOLATILITY - The market prices of the securities of Internet-related companies have been especially volatile and have experienced extreme volume fluctuations. Volatility in the market price of the Company's stock could lead to claims against the Company. If the Company were the object of such litigation, it could result in substantial costs and a diversion of the Company's management's attention and resources.
The trading price of the Company's common stock could be subject to wide fluctuations in response to a number of factors, including:
    - the Company's quarterly results of operations;
    - changes in earnings estimates by analysts and whether the Company's earnings meet or exceed such estimates;
    - announcements of technological innovations by the Company's competitors;
    - additions or departures of key personnel; - other matters discussed elsewhere in this quarterly report and the Company's other filings with the SEC; and
    - other events or factors, which may be beyond the Company's control.

THE COMPANY'S CONTROLLING STOCKHOLDERS MAY MAKE
DECISIONS WHICH YOU DO NOT CONSIDER TO BE IN YOUR BEST
INTEREST -These stockholders will be able to exercise control over all matters requiring approval by the Company's stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

       POSSIBLE NEED FOR ADDITIONAL FINANCING -
       There can be no assurance that the Company will not require additional financing in the near future. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.
       If adequate funds are not available, the Company may be required to delay, scale back, or eliminate its research and development or obtain funds through arrangement with partners or others that may require the Company to relinquish rights to certain technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

       MANAGEMENT - The Company's present management structure, although adequate for the early stage of its operations, will likely require to be significantly augmented as operations commence and expand. The ability of the Company to recruit and retain capable and effective individuals is unknown, although there are many such people within the industry worldwide. The
       Company's current officers have no prior experience in the Internet industry. The loss of the services of its current officers, or the inability of the Company to attract, motivate and retain highly qualified executive personnel in the future, could, if and when the Company commences commercial operations, have a material adverse effect upon the Company's operations.

       COMPETITION - The Company intends to enter into markets which are relatively new and are, therefore, difficult to predict in terms of the level of demand for the Company's products and services. In addition, such markets are or likely will be subject to intense competition from both private and public businesses nationally and/or around the world, many of whom have greater financial and technical resources than the Company. Such competition as well as any future competition may adversely affect the Company's success in the marketplace. There can be no assurance that the Company will be able to successfully compete therewith.

       LIMITED PRIOR PUBLIC MARKET; POTENTIAL
       LIMITED TRADING MARKET; POSSIBLE
       VOLATILITY OF STOCK PRICE - There has only been a limited public market for the securities and there can be no assurance that an active trading market in the Company's securities will be maintained. In addition, the stock market in recent years has experienced extreme price and small volume fluctuations that have a particularly affected the market prices of many smaller companies. The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts; earnings estimates, announcements of technological innovations by the Company or its competitors, general conditions in the medical device industry and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of the Company's common stock.

      FINANCIAL ASSUMPTIONS - The Company will rely on internally prepared forecasted financial statements, which are predicated on certain assumptions, including assumptions of revenue and expense and the occurrence of certain future events, which in turn were based on management's considered assessment of prevailing conditions and management's best estimates of future events. Should, for example, product yields or prices deviate from the levels assumed in the internal forecasted statements, then the Company's projected revenue and profits will be adversely affected. Similarly, should the Company's actual costs exceed the assumed levels, then the impact on the Company's projected profits would likewise be adverse. In the final analysis, any return to an investor in the Company will in large part be determined by management's ability to execute the Company's plan as projected, and there can be no assurances provided of their success with respect thereto. There can be no assurances whatsoever as to the future financial performance of the Company. They are based upon current information and certain extrinsic factors, some of which are beyond the control of the Company, and/or subject to various assumptions, such as the Company's ability to obtain additional financing and its ability to implement its plan.

      LIMITED OPERATING HISTORY - The Company was incorporated on June 17, 1998 and has commenced limited operations. To date, the Company has attempted to raise capital to fund the implementation of the initial goals. There are approximately one half million dollars in revenue, and the Company has negative shareholder equity. The penetration could significantly affect the Company's pattern of revenues and expenses, and accordingly future cash flow. Therefore, the Company's stockholders should be prepared to bear the economic risk of losing their entire investment.

      PUBLIC MARKET - There is no assurance that the price of the shares in any market which may develop will be greater than the offering price. As a result of these factors, holders of the Company's Common Stock may not be able to liquidate their investment.

      PENNY STOCK - The Company's securities may be deemed "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended. Such a designation could have a material adverse effect on the development of the public market for shares of the Company's common stock or, if such a market develops, its continuation, since broker-dealers are required to personally determine whether an investment in such securities is suitable for customers prior to any solicitation of any offer to purchase these securities. Compliance with procedures relating to sale by broker-dealers of "penny stocks" may make it more difficult for purchasers of the Company's common stock to resell their shares to third parties or to otherwise dispose of such shares.

      ABILITY TO RAISE ADDITIONAL CAPITAL - The
      Company may not be able to raise additional funds for expansion and/or growth; and, if not available, the investors may lose their entire investment. Additional financing may come in the form of securities offerings or from bank financing. If additional shares are issued to raise capital, existing shareholders will suffer a dilution of their stock ownership in the Company, however, the book value of their shares will not be diluted, provided additional shares are sold at a price greater than that paid by any of them. Management of the Company currently does not anticipate that subsequent Offerings will dilute the book value of its common stock. In the event the Company has not achieved certain milestones, the Company will have (i) severe cash flow and liquidity problems, and (ii) may cease at that point to be a viable commercial entity.

      INDEMNIFICATION OF OFFICERS - Pursuant to the
      Company's Articles of Incorporation, the Company's management is indemnified by the Company against liabilities for any act performed in their capacity as agents of the Company to the maximum extent permitted by Nevada law. Amounts paid in satisfaction of such indemnification obligations will increase the Company's expenses, and negatively impact its operating results.

      POTENTIAL CONFLICTS OF INTEREST - There are various interrelationships between the officers and directors of the Company which create conflicts of interest that might be detrimental to the Company. The officers and directors will not be able to devote full time to the affairs of the Company as each has other business interests to which they devote some of their time. David
	Paul Wiebe is a Vice President of IPO Capital Corp. and will receive a commission if and when he is able to place acquisitions.

      NO FORESEEABLE DIVIDENDS - The Company does not anticipate paying dividends on its Common Stock in the foreseeable future but plans to retain earnings, if any, for the operation, growth and expansion of its business.

      PERMITS AND LICENSES - The operations of the
      Company may require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out its plan.

      INTELLECTUAL PROPERTY - The Company does not have any patents for its technology and there can be no assurance that the Company will be able to protect its proprietary rights from use by its competitors. The commercial success of the Company may also depend upon its products and services not infringing any intellectual property rights of others and upon no such claims of infringement being made.

      CURRENCY FLUCTUATION - The Company's potential operations make it subject to foreign currency fluctuation and such fluctuation may adversely affect the Company's financial position and results. Management will undertake to hedge currency risks by negotiating its joint venture agreement cash receipts in U.S. dollars. There can be no assurance that steps taken by management to address foreign currency fluctuations will eliminate all adverse effects and accordingly, the Company may suffer losses due to adverse foreign currency fluctuation. Such fluctuations may also influence future contribution margins.

      CURRENT TECHNOLOGY - The technology necessary to create a service such as the one the Company will be offering exists today and is readily accessible, therefore, there would be ease of entry and exit for would-be competitors.


       INTERNET - Use of the Internet by consumers is at a very early stage of development, and market acceptance of the Internet as a medium is subject to a high level of uncertainty. The Company expects to experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, (i) market acceptance of the Internet as a medium for consumers, (ii) the Company's ability to create and deliver Internet content in order to attract users to its websites to purchase its product and/or services, and to attract advertisers to its websites, (iii) there can be no assurance that the Company's content will be attractive to a sufficient number of users to generate significant revenues, (iv) intense competition from other providers of related content over the Internet, (v) delays or errors in the Company's ability to effect electronic commerce transactions, (vi) the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner (vii) technical difficulties, system downtime or Internet brownouts, (viii) the Company's ability to attract customers at a steady rate and maintain customer satisfaction, (ix) seasonality of the industry, (x) seasonality of advertising sales, (xi) Company promotions and sales programs, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, (xiii) the level of returns experienced by the Company; and (xiv) general economic conditions and economic conditions specific to the Internet, on-line commerce industry.

	 TELECOMMUNICATION - The Company's services are dependent on the use of the Internet and telephone connections. Any interruptions, delays or capacity problems experienced on the Internet or with the telephone connection could adversely effect the ability of the Company to provide its services. The telecommunications industry is subject to regulatory control. Any amendments to current regulations could have a material adverse effect on the Company's business, results of operations and prospects. The Company's business is highly dependent on its computer and telecommunications systems for the operation and quality of its services. The temporary or permanent loss of all or a portion of either system, or significant replacement delays, for whatever reason, could have a materially adverse effect on the Company's business, financial condition and results of operations.

	THE MERGER WITH ONVANTAGE INC. MAY NOT COMPLETE - In the event that the
	merger with onVantage Inc. does not complete, or does complete on terms
	different than those currently contemplated, the share price of the Company
	can be expected to be materially affected in a negative manner, and a
	resulting substantial loss in shareholder value should be expected.

Note: In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this Filing, potential investors should keep in mind other possible risks that could be important.


Item 7           Financial Statements

				ZSTAR ENTERPRISES, INC.

                              INDEX
												PAGE

INDEPENDENT AUDITORS' REPORT								F2

CONSOLIDATED BALANCE SHEETS								F3

CONSOLIDATED STATEMENTS OF OPERATIONS						F4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY			F5

CONSOLIDATED STATEMENTS OF CASH FLOWS						F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS					F7-13

COMMENTS BY AUDITOR FOR U.S. READERS ON
 CANADA- U.S. REPORTING DIFFERENCE							F14




F1						36



INDEPENDENT AUDITORS'REPORT

To the Shareholders
ZStar Enterprises, Inc.

We have audited the consolidated balance sheets of ZStar Enterprises, Inc. as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended February 29, 2000 and the period June 17, 1999 (date of inception) to February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZStar Enterprises, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for the year ended February 29, 2000 and the period June 17, 1998 to February 28, 1999 in conformity with generally accepted accounting principles in Canada.

Bingham and Company
Chartered Accountant
Vancouver, British Columbia
May 4, 2000

F2						37



ZSTAR ENTERPRISES, INC.
Consolidated Balance Sheets
(in U.S. Dollars)


								February 29,	February 28,
								2000			1999
		ASSETS
Current Assets
 Cash								$165,597		$88,165
 Accounts receivable					10,518		32,472
 Prepaid expenses						4,644			6,595
	Total Current Assets				180,759		127,232

 Fixed assets- net (Note 3)				1,695			1,619

Goodwill
 (net of accumulated amortization of
 $7,432)							66,886		74,318

TOTAL ASSETS						$249,340		$203,169


	LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
 Accounts payable and accrued expenses		$57,513		$110,308
 Deposits							11,734			-
 Notes payable shareholder (Note 4)			250,000			-
 Note payable Apex Travel Ltd. (Note 4)			-		50,000
	Total Current Liabilities			319,247		160,308

Commitments and contingencies					-			-

Shareholders' Equity (Note 6)
 Common stock, 30,000,000 shares authorized
  $.001 par value; issued and outstanding
  10,550,000 at February 29, 2000 and
  February 28, 1999					10,550		10,550
 Capital in excess of par value			242,950		222,950
 Deficit							(324,242)		(190,639)
 Accumulated comprehensive income			835				-
	Total Shareholders' Equity			(69,907)		42,861
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY		$249,340		$203,169


					See Notes to Financial Statements.

F3						38



				ZSTAR ENTERPRISES, INC.
			Consolidated Statements of Operations
				(in U.S. Dollars)

											Period June 17,
											1998 (Date of
								Year Ended		Inception) to
								February 29,	February 28,
								2000			1999


Sales revenues						$579,849		$     -

Cost of sales						504,379			-

Gross profit						75,470			0

General and administrative expenses (Note 5)	209,073		190,639

Loss before (benefit) provision for taxes		(133,603)		(190,639)

(Benefit) provision for income taxes (Note 8)		-			-

Net (loss)							(133,603)		(190,639)

Other comprehensive income (Note 10)		835				-

Comprehensive income					$(132,768)		$(190,639)

Basic and diluted (loss) per share			$(0.01)		$(0.02)

Comprehensive income per share			$(0.01)		$(0.02)

Basic and diluted average shares outstanding	10,550,000		10,550,000




					See Notes to Financial Statements.

F4						39



					ZSTAR ENTERPRISES, INC.
			STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
	For the Period June 17, 1998 (Date of Inception) to February 28, 1999
				and the year ended February 29, 2000

										Accumulated
		   Common Stock		Capital in			Compre-
		($.001) Par Value		Excess of			hensive
		Shares	Amount	Par Value	Deficit	Income	Total

Sale of
common stock
to founders	1,500,000 	$1,500	$	-	$	-   	 $	-	$1,500

Sale of
common
stock		9,000,000	9,000		81,000		-		-	90,000

Sale of
common
stock		50,000	50	      149,950		-		-	150,000

Share
issuance
expense		-	-		(8,000)		-		- 	(8,000)

Net Income
(Loss)		-	-			-	(190,639)		-	(190,639)

Balance
February
28, 1999	10,550,000	10,550	222,950	(190,639)		0	42,861

Management
contribution
of services		-	-	       20,000		-		-	20,000

Net Income
(Loss)	 	-	-			-	(133,603)		-	(133,603)

Comprehensive
income
(Note 10)		-	-			-		-		835	835

Balance
February
29, 2000    10,550,000   $10,550  $242,950	$(324,242)		$835	$(69,907)


						See Notes to Financial Statements

F5						40



				ZSTAR ENTERPRISES, INC.

			Consolidated Statements of Cash Flows
				(in U.S. Dollars)


											Period June 17,
											1998 (Date of
									Year Ended	Inception) to
									February 29,February 28,
									2000		1999

Operating Activities
 Net (loss)								$(133,603)	$(190,639)
 Adjustments to reconcile net income or (loss)
  to net cash used by operating activities:
 Depreciation and amortization				8,030		-
 Management contribution of services with
 no cash consideration						20,000	-
 Changes in operating assets and liabilities:
 Decrease in accounts receivable				21,954	-
 Decrease in prepaid expenses					1,951		-
 Decrease in deposits						11,734	-
 Increase (decrease) in accounts payable			(52,795)	21,953
 Net cash (used) by operating activities			(122,729)	(168,686)

Investing Activities
 Purchase of fixed asset					(674)		-
 Cash acquired on business acquisition			-		23,351
 Net cash provided (used)
 by investing activities					(674)		23,351

Financing Activities
 Payment of promissory note					(50,000)	-
 Promissory note payable					250,000	-
 Cumulative foreign currency
 translation adjustment						835		-
 Sale of common stock,
 net of stock issuance costs					-		233,500
 Net cash provided by financing activities		200,835	233,500
 Increase (decrease) in cash					77,432	88,165
 Cash at beginning of period					88,165	0
 Cash at end of period						$165,597	$88,165

Supplemental Disclosures of Cash Flow Information:
 Cash paid during year for:
  Interest								$		$
  Income taxes							$		$

Supplemental Disclosures of Cash Flow Information

 Non-cash investing and financing activities:

 Issuance of note payable for
  acquisition of Apex Canadian Holidays Ltd.		$  -		$50,000

				See Notes to Financial Statements.

F6						41



				ZSTAR ENTERPRISES, INC.

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				February 29, 2000

Note 1 - ORGANIZATION & OPERATIONS

ZStar Enterprises, Inc. (the "Company") was organized under the laws of the State of Nevada on June 17, 1998. The Company provides internet-based hotel discounting services.

On February 28, 1999 the Company acquired all of the issued and outstanding shares of stock of Apex Canadian Holidays Ltd., a British Columbia, Canada, corporation ("Apex"). Apex operates as a wholesaler and seller of hotel accomodations and land tour operator.

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.	Basis of Accounting
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Apex Canadian Holidays Ltd. All significant intercompany accounts and transactions have been eliminated.

b.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

C.	Financial Instruments

The fair values of the financial instruments approximate their carrying value.

d.	Fixed Assets

Fixed assets are recorded at cost and depreciated over their estimated useful lives at the following annual rates and methods:

Computer                             30% declining balance
Furniture and equipment              20% declining balance

e.	Goodwill

Goodwill is recorded at cost and amortized on a straight-line basis over 10 years.

F7						42



                      ZSTAR ENTERPRISES, INC.

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				February 29, 2000



Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Foreiqn Exchange Translation

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

g.     Revenue Recognition

A subsidiary of the Company operates as a wholesaler and reseller of hotel accommodations and land tour operator. The subsidiary is responsible for collection of the amounts due from customers and for payment to the supplier. Revenue is recognized at the time that the transaction is confirmed.

h.	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits.

Cash balances are held principally at one financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risk by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institution.

i.	Income Taxes

The Company applies the policies of Statement of Financial Accounting
Standards No. 109, Accounting for Income taxes, which requires use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

F8						43



  			   ZSTAR ENTERPRISES, INC.

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				February 29, 2000


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j.	Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share", which requires the reporting of both basic and diluted earnings per share. Net income (loss) per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because the Company has no common stock equivalents, no difference exists between basic and diluted earnings per share.

k.	Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources. The Company has presented a statement of operations that includes other comprehensive income.

Note 3- FIXED ASSETS
								February 29,	February 28,
								2000			1999
	Computer						$3,177		$2,503
	Furniture and equipment				805			805
								3,982			3,308
	Less accumulated depreciation			(2,287)		(1,689)
								$1,695		$1,619

	Note 4- SHORT TERM BORROWINGS

	Short term borrowings consisted
	of the following:					February 29,	February 28,
								2000			1999

	Note payable shareholder			$250,000  	 	$  -

	Note payable Apex Travel Ltd.			$  -			$50,000





On August 17, 1999 and February 23, 2000 the Company borrowed $100,000 and $150,000, respectively, from a shareholder of the Company.

The notes bear interest at eight percent (8%) per annum and are payable on demand. The promissory notes are secured by a general security interest in all assets of the Company.

The note payable to Apex Travel Ltd. was for the acquisition of Apex Canadian Holidays Ltd. on February 28, 1999 and was paid on April 28, 1999.

F9						44



				ZSTAR ENTERPRISES, INC.

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				February 29, 2000


Note 5- RELATED PARTY TRANSACTIONS AND MANAGEMENT SERVICES

Joist Management Ltd. is related by management contract to provide administrative and general office services to the Company. None of the shareholders, officer or directors of Joist Management Ltd, are shareholders of ZStar Enterprises, Inc. The Company paid management fees of $75,000 to Joist Management Ltd. for the year 1999- $80,000 on a month to month basis.

The Company does not have a compensation plan for its officers and directors. An estimate of the fair value of management services of $20,000 has been provided in these financial statements to reflect the value of management contributions to the Company during the withdrawal of Joist Management Ltd. for the period from March 1 to June 30, 1999.

Note 6- SHAREHOLDERS' EQUITY

In June 1998, the Company issued 1,500,000 shares of its Common Shares to its initial shareholders for a cash consideration of $1,500.00 ($0.001 per share).

In July 1998, the Company issued an additional 9,000,000 shares of its Common Stock for a cash consideration of $90,000 ($0.01 per share).

In October 1998 the company issued 50,000 common shares for a cash consideration of $150,000 ($3.00 per share) and incurred $8,000 of offering expenses.

Note 7- BUSINESS ACQUISITION

On February 28, 1999, the Company acquired 100% of the outstanding common shares of Apex Canadian Holidays Ltd. from Apex Travel Ltd. The Company signed a promissory note in the amount of $50,000 as full consideration for the purchase. The promissory note was paid in full on April 28, 1999. As a result of this acquisition, Apex Travel Ltd., is no longer related to Apex Canadian Holidays Ltd. The investment in Apex Canadian Holidays Ltd. has been accounted for using the purchase method.

The investment in Apex Canadian Holidays Ltd. exceeded the book value of the net assets by $74,318. This excess has been allocated to goodwill and is being amortized over a ten year period.

F10						45



				ZSTAR ENTERPRISES, INC.

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				February 29, 2000

Note 8- INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

									Year ended:
								February 29,	February 28,
								2000			1999
	Current:
	  Federal tax expense				$(41,000) 		$(59,000)
	  State tax expense				(12,000)	       (17,000)
	Deferred:
	  Federal tax expense				41,000	        59,000
	  State tax expense				12,000	        17,000
								$  -			$  -

A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

								     Year ended:
								February 29,	February 28,
								2000			1999
	Statutory federal income tax			34%			34%
	State income tax- net of
	  federal benefit					5%			5%
	Valuation allowance				-39%		     -39%
								0%			0%

The components of deferred tax assets and liabilities were as follows (in thousands):

									Year ended:
								February 29,	February 28,
								2000			1999
	Deferred tax assets:
	  Net operating loss carryforwards		$129,000 		$76,000
	  Total deferred tax assets			 129,000	       76,000
	  Valuation allowance				(129,000)		(76,000)
	Net deferred tax assets				$  -     		$  -

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognized losses for the periods ended February 29, 2000 and February 28, 1999. The amount of net operating loss carryforwards are approximately $133,000 and $190,000. The net operating loss carryforwards, if not utilized, will expire in the years 2006 through 2007.

F11						46



				ZSTAR ENTERPRISES, INC.

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				February 29, 2000


Note 9- GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. Management's plan in this regard encompasses the February 28, 1999 purchase of Apex Canadian Holidays Ltd. As a result of this purchase, the Company now has continuing operations which are expected by management to provide funding for working capital and purchase requirements based on management's projections. In addition, the Company has received $250,000 of additional funding through a debt financing. The operating expenses of ZStar Enterprises, Inc. are expected to be lower with the reduction of startup costs associated with legal, accounting and consulting.

Note 10- COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following:

								February 29,	February 28,
								2000			1999

Foreign currency translation adjustment		$835			$  -


A summary of the component of other comprehensive income for the year ended
February 29, 2000 is as follows:
							Before-Tax		Income	After-Tax
							Amount		Tax		Amount
Net foreign currency translation
  adjustment					$835			$  -         $835

Other comprehensive income			$835			$  -         $835

Note 11 - COMMITMENTS AND CONTINGENCIES

Office Leases

The Company's office space is provided on a month to month basis by its management company and is included in its management fee.

Apex Canadian Holidays Ltd. rents office space on a month to month basis from Apex Travel Ltd. Rent expense was $6,644 for the year ending February 29, 2000.

F12						47



				ZSTAR ENTERPRISES, INC.

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				February 29, 2000


Note 12- RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES

There are no significant differences between Canadian and U.S. accounting principles requiring adjustment to the financial statements of the Company. Any changes to the Company's financial statements as a result of an accounting pronouncement issued but not yet adopted by the Company are immaterial.

Note 13- UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 Issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.






F13						48



			COMMENTS BY AUDITOR FOR U.S. READERS ON
			CANADA - U.S. REPORTING DIFFERENCE


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 9 to the financial statements. Our report to the shareholders dated May 4, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when they are adequately disclosed in the financial statements.




Vancouver, British Columbia
May 4, 2000                                     Chartered Accountant






F14						49



Consent of Independent Chartered Accountant

We hereby consent to the use in this filing statement on Form 1O-KSB of our report dated May 4, 2000, relating to the financial statements of ZStar Enterprises, Inc. as at February 29, 2000.





Vancouver, British Columbia				Chartered Accountant









Item 8           Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

			None.

                      PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

DIRECTORS AND OFFICERS

  ERIC NEIL WHITE, a businessman, age 47, residing at 13371 21A Avenue, Surrey, British Columbia, Canada V4A 9N1.
Mr. White is the President, Chief Executive Officer and a Director of the Company. Currently, he is a partner at Chancellor Partners. He has also been a partner at Chowne, Beatson, White & Hoogstra, and Corporate Recruiters, Ltd. He was the Director of Personnel for Expo 86 Corporation, and has worked as a Management Consultant for Touche Ross & Partners. He graduated with honors from St. Thomas University in New Brunswick, Canada.

  DAVID PAUL WIEBE, is a businessman, age 38, and residing at at 1401 Farrell Avenue, Delta, British Columbia, Canada V4L 1V3.
Mr. Wiebe is a Director of the Company. Mr. Wiebe is a Vice President, Corporate Finance for IPO Capital Corp., a Canadian investment dealer. Mr. Wiebe focuses his efforts on structuring financings for micro-cap public and private technology companies. In addition to his six years in investment banking, he gained a wide range of experience as an independent business consultant. He started his career in sales with Nestle. Mr. Wiebe received his B.A. in Economics in 1985 and his M.B.A. in 1989 both from the University of British Columbia. He obtained his CFA charter in 1998. He was appointed to the Board of Directors of the Company on February 25, 2000.

  SHELLEY JAMES, a businesswoman, age 40, was the Chief
Financial Officer, Secretary/Treasurer and a Director of the Company. Miss James has a background in business administration and marketing and for the past 15 years has been involved in marketing management, strategic planning and corporate administration for small and medium-sized private and public companies. For example: International Aqua Foods Ltd., 1995 to present (a multi-national fish farming company); Business consultation, 1994 to 1995 (professional business consultation); Nelson Juvenile Product Inc., 1988 to 1994 (multi-national import and export company); Kazari International Inc., 1998 (a start-up Internet company). Miss James received a Diploma of Technology from the BC Institute of Technology in 1985 and a Masters of Business
Administration from Simon Fraser University, British Columbia, Canada, in 1994. She resigned from the Board of Directors on January 28, 2000.

  CHUI KEUNG HO, a businessman, age 39, was the Chief
Executive Officer, President and a Director of the Company. For the last 10 years Mr. Ho has been involved in strategic planning, start-up operations and business management for Practical Brand Plastic
Moulding Ltd., a Hong Kong company and Okane International
Enterprises, Inc. , a Nevada corporation. Mr. Ho has extensive knowledge in manufacturing and importing/exporting businesses in Hong Kong and China. Mr. Ho resigned as a Director, President and Chief Executive Officer of the Company on February 28, 2000.

  ROSS WILMOT served briefly as a Director, treasurer, secretary and chief financial officer of the Company. His address in 13548 19th Avenue, Surrey, B.C. Canada V4A 6B4 He was appointed as Director, Secretary, Treasurer, and Chief Financial Officer on January 28, 2000 and resigned on March 15, 2000.

Item 10     Executive Compensation

  There has been no compensation provided to the executive officers, including Paul Wiebe, Chui Keung Ho, Eric White, Ross Wilmot and Shelley James.

  To date, the Company has no compensation, incentive stock option and/or bonus plans for its Directors and/or Officers. However, the Company intends to develop and implement such programs in the future.

    - As of the date of this report no Officer or Director of the Company is compensated directly by the Company. The
  Company did not pay any bonuses, or grant any stock awards, options or stock appreciation rights, or pay any other form of compensation or perquisites for its fiscal year ending February 29, 2000. The Company is considering a private placement for up to $7.5 million through IPO Capital Corp., where David Paul Wiebe is a Vice President.

    - The Company is not a party to any employment or consulting agreements between the Company and any Executive Officers.

   - It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company.
  In the event the Company consummates a transaction with any entity referred by associates of management, including Mr. Wiebe, a a director of the Company, such associate may be compensated for his or her referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. The amount of such finder's fee will be negotiated on an "arm's length" basis between the respective parties. Any such arrangement is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business objectives outlined in this Filing.

  None of the Directors or Executive Officers of the Company or any associates or affiliates of the Company, are or have been indebted to the Company at any time.

  There are no option/SAR grants in last fiscal year for any executives. Nor are there any aggregated option/SAR exercises in last fiscal year and option/SAR values. There are no long-term incentive plans (LTIP)- awards in last fiscal year.

Item 11     Security Ownership of Certain Beneficial Owners and
            Management

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of the Record Date, with respect to: (i) each current director and each currently serving Executive Officer (as defined below) of the Company; (ii) all current directors and Executive Officers of the Company as a group; and (iii) each current beneficial owner of five percent or more of Common Stock.

Name & Address               Amount & Nature of            Percentage
                             Beneficial Ownership

Bob Thast1
8231 Dalemore Road
Richmond, BC V7C 2A5         519,350 Common Stock          4.92%

Sheri Thast2
8231 Dalemore Road
Richmond, BC V7C 2A5         252,000 Common Stock          2.39%

George Dengin3
4378 Ross Crescent
West Vancouver, BC V7W 1B2   500,000 Common Stock          4.74%

Wendy Dengin
4378 Ross Crescent
West Vancouver, BC V7W 1B2   500,000 Common Stock           4.74%

Dengin Family Trust4
4378 Ross Crescent
West Vancouver, BC V7W 1B2   20,150 Common Stock            0.19%

Janette Pantry5
1401 Farrell Avenue
Delta, BC Z4L 1V3            20,000 Common Stock            0.19%

Eric Neil White6
13371 21A Avenue
Surrey, BC V4A 9N1           10,000 Common Stock            0.9%

David Paul Wiebe
595 Burrard Street, Suite 3000
Vancouver, B.C. V7X 1L4            0                        0.00%

All Current Directors & Officers
as a Group (2 Persons) 7     30,000 Common Stock            0.28%

                    Notes:
  1.   Bob Thast holds shares through Thast Projects, Inc.
  2.   Bob Thast and Sheri Thast are husband and wife.
  3.   George Dengin and Wendy Dengin are husband and wife.
  4.   Dengin Family Trust controlled by George Dengin and
       Wendy Dengin.
  5. Jannette Pantry is the fiancee of David Paul Wiebe, a current Director of the Company.
  6.   Shares held through Eric White Holdings, Ltd.
  7.   Includes shares held by Jannette Pantry, fiancee to David
       Paul Wiebe.

Item 12     Certain Relationships and Related Transactions

  None of the Officers and Directors of the Company receive any form of compensation, except that IPO Capital Corp., ("the Agent") where
Mr. David Paul Wiebe serves as Vice-President, shall receive Agent's
Warrants for services rendered in the private placement offering. As part of the fee structure to the Placement Agent, Zstar will issue warrants to the Placement Agent ("Agent's Warrants") in an amount equal to 10% of the equity securities (or equivalent) sold in the Offering. Each Agent's Warrant will entitle the Agent to acquire one common share of the Company at the Offering Price within one year of the closing of the Merger Agreement and at 125% of the Offering Price for the following year. The fee to the Placement Agent for the Offering will also include 10% (in cash or common shares at the Agent's discretion) of the gross proceeds raised, as well as a corporate finance fee of $37,500 ($18,750 at each of the First and Second Traunches), payable in cash or common shares at the Placement
Agent's discretion.

Item 13     Exhibits and Reports from Form 8K

  No Form 8K Reports were filed from the Quarter Ending May
31, 1999 to the Fiscal Year ending February 29, 2000.

INDEX TO EXHIBITS


EXHIBIT #      DESCRIPTION
---------      -----------

Exhibit 3(i)   Articles of Incorporation

Exhibit 3(ii)  By-laws

Exhibit 4.1    Specimen stock certificate evidencing shares of Common
               Stock

Exhibit 4.2    Form of Subscription Agreement used by the Company

Exhibit 10     Management Agreement dated June 20, 1998; Web
		   Development and Hosting Agreement dated October 15, 1998
               Joist Management Contract Agreement dated July 1, 1999

Exhibit 11 Statement re: computation per share earnings is stated elsewhere in this Filing

Exhibit 21     Subsidiaries of small business issuer

Exhibit 27     Financial data schedule

Exhibit 99 Securities Purchase Agreement with Apex Travel Ltd. dated as of February 28, 1999

               Audited Financial Statements of Apex

               8/17/99 Promissory Note for $100,000 by shareholder

               2/23/00 Promissory Note for $100,000 by shareholder

               Auditor confirming bank deposit of $100,000 (Loan from
		   shareholder)

               Consummation of Stock Purchase Agreement


                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ZSTAR ENTERPRISES, INC.



                             /s/ Eric Neil White, President
                             ------------------------------------
                             Eric Neil White, President



					/s/ David Paul Wiebe, Director
					------------------------------------
					David Paul Wiebe, Director

Date: June 1, 2000





                                    EXHIBIT 3(i)

                             ARTICLES OF INCORPORATION
                                         OF
                              ZSTAR ENTERPRISES, INC.


I, the person hereinafter named as incorporator, for the purpose of associating to establish a corporation under the provisions and subject to the requirements of Title 7, Chapter 78 of Nevada Revised Statutes, and the acts amendatory thereof, and hereinafter sometimes referred to as the General Corporation Law of the State of Nevada, do hereby adopt and make the following Articles of Incorporation.

                                     ARTICLE I.
                                        NAME

The name of this corporation is Zstar Enterprises, Inc.


                                    ARTICLE II.
                            AGENT FOR SERVICE OF PROCESS

The name of this corporation's initial agent in the State of Nevada for services of process is CSC Services of Nevada, Inc. The address of the agent is 502 East John Street, Carson City, Nevada, 89706.

                                    ARTICLE III.
                                       STOCK

The corporation is authorized to issue only one class of shares of stock, to be known as "common stock." The total number of shares that the corporation is authorized to issue is Thirty Million (30,000,0000), all of which are of a par value of $0.001 each.

                                    ARTICLE IV.
                                     DIRECTORS

The governing board of the corporation shall be styled as a 'Board of Directors," and any member of the Board shall be styled as a "Director."

The number of members constituting the first Board of Directors of the corporation is two(2). The names of post office boxes or street addresses, either residence or business, of said members are as follows:

     Chui Keung Ho       30/F Southorn Centre, 130 Hennessy Road, Wan
				 Chai, Hong Kong

     Roberto Chu         Prolong Leticia, 941 Dept 202, Peru

The number of Directors of the corporation may be increased or decreased in the manner provided in the Bylaws of the corporation; provided, that the number of directors shall never be less than one.
In the interim between elections of directors by stockholders entitled to vote, all vacancies,including vacancies caused by an increase in the number of directors and including vacancies resulting from the removal of directors by the stockholders entitled to vote which are not filled by said stockholders, may be filled by the remaining directors, though less than a quorum.

                                     ARTICLE V.
                          LIMITATION OF DIRECTOR LIABILITY

The personal liability of the directors of the corporation is hereby eliminated to the fullest extent permissible under the General
Corporation Law of the State of Nevada, as the same may be amended and supplemented.

                                     ARTICLE VI
                                  INDEMNIFICATION

The corporation shall, to the fullest extent permitted by the General Corporation Law of the State of Nevada, as the same may be amended and supplemented (the "Law"), indemnify any and all persons whom it shall have power to indemnify under the Law from and against any and all of the expenses, liabilities, or other matters referred to in or covered by the Law. The indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any Bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a personwho has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

                                    ARTICLE VII.
                                    INCORPORATOR

The name of post office box or street address, either residence or business of the incorporator signing these Articles of Incorporation are as follows:


     Kellie E. Davidson       c/o Jones, Day, Reavis & Pogue
                              555 West 5th Street, Suite 4600
                              Los Angeles, Ca., 90013



IN WITNESS WHEREOF, I do hereby execute these Articles of Incorporation on June 16, 1998.



/s/ Kellie E. Davidson
------------------------------------------
Kellie E. Davidson, Incorporator


                                   EXHIBIT 3(ii)


                                       BYLAWS
                                         OF
                              ZSTAR ENTERPRISES, INC.


                                 TABLE OF CONTENTS

ARTICLE I  Offices
     Section 1.     Principal Executive Office
     Section 2.     Other Offices

ARTICLE II  Shareholders
     Section 1.     Place of Meetings
     Section 2.     Annual Meetings
     Section 3.     Special Meetings
     Section 4.     Notice of Annual or Special Meetings
     Section 5.     Quorum
     Section 6.     Adjourned Meetings and Notice Thereof
     Section 7.     Voting
     Section 8.     Record Date
     Section 9.     Consent of Absentees
     Section 10.    Action Without Meeting
     Section 11.    Proxies
     Section 12.    Inspectors of Election

ARTICLE III  Directors
     Section 1.     Powers
     Section 2.     Committees
     Section 3.     Number of Directors
     Section 4.     Election and Term of Office
     Section 5.     Vacancies
     Section 6.     Resignation
     Section 7.     Place of Meetings
     Section 8.     Annual Meetings
     Section 9.     Special Meetings
     Section 10.    Quorum
     Section 11.    Participation in Meetings by Conference Telephone
     Section 12.    Waiver of Notice
     Section 13.    Adjournment
     Section 14.    Fees and Compensation
     Section 15.    Action Without Meeting

ARTICLE IV  Officers
     Section 1.     Officers
     Section 2.     Election
     Section 3.     Subordinate Officers
     Section 4.     Removal and Resignation
     Section 5.     Vacancies
     Section 6.     President
     Section 7.     Vice Presidents
     Section 8.     Secretary
     Section 9.     Chief Financial Officer
     Section 10.    Chairman of the Board

ARTICLE V  Other Provisions
     Section 1.     Inspection of Corporate Records
     Section 2.     Inspection of Bylaws
     Section 3.     Endorsement of Documents; Contracts
     Section 4.     Certificates of Stock
     Section 5.     Representation of Shares of Other Corporations
     Section 6.     Annual Report to Shareholders
     Section 7.     Construction and Definitions
     Section 8.     Compensation
     Section 9.     Indemnification of Agents of the
                         Corporation; Purchase of Liability Insurance
     Section 10.    Corporate Loans and Guarantees to Directors and
				 Officers

ARTICLE VI  Amendments

                                       BYLAWS

                           FOR THE REGULATION, EXCEPT AS
                        OTHERWISE PROVIDED BY STATUTE OR ITS
                             ARTICLES OF INCORPORATION,
                                         OF
                              ZSTAR ENTERPRISES, INC.
                               (A NEVADA CORPORATION)


                                 ARTICLE I.  OFFICES.

     SECTION 1. PRINCIPAL EXECUTIVE OFFICE. The principal executive office of the Corporation shall be fixed and located at such place as the Board of Directors (herein referred to as the "Board") shall determine. The Board is granted full power and authority to change said principal executive office from one location to another.

     SECTION 2. OTHER OFFICES. Branch or subordinate offices may be established at any time by the Board at any place or places.

                              ARTICLE II.  SHAREHOLDERS.

     SECTION 1. PLACE OF MEETINGS. Meetings of shareholders shall be held at the principal executive office of the Corporation unless another place within or without the State of Nevada is designated by the Board.

     SECTION 2. ANNUAL MEETINGS. The annual meetings of shareholders shall be held on the fourth Friday in May of each year, at 10:00 A.M., local time, or such other date or such other time as may be fixed by the Board,provided, however, that should said day fall upon a Saturday, Sunday or legal holiday observed by the Corporation at its principal executive office, then any such annual meeting of shareholders shall be held at the same time and place on the next day thereafter ensuing which is a business day. At such meetings, directors shall be elected and any other proper business may be transacted.

     SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders may be called at any time by the Board, the Chairman of the Board, the President or by the holders of shares entitled to cast not less than ten percent of the votes at such meeting.

     SECTION 4.  NOTICE OF ANNUAL OR SPECIAL MEETINGS.  Written notice of each annual or special meeting of shareholders shall be given not less than 10 nor more than 60 days before the date of the meeting to each shareholder entitled to vote thereat.Such notice shall be given either personally or by first-class mail, postage prepaid, or by other means of written communication, addressed to the shareholder at the address of such shareholder appearing on the books of the Corporation or given by the shareholder to the Corporation for the purpose of notice, or if no such address appears or is given, at the place where the principal executive office of the Corporation is located or by publication at least once in a newspaper of general circulation in the county in which
the principal executive office is located.   After notice is given by mail,
the Secretary or the Assistant Secretary, if any, or transfer agent, shall execute an affidavit of mailing in accordance with this section.The notice shall state the place, date and hour of the meeting and(i) in the case of a special meeting, the general nature of the businessto be transacted, and no other business may be transacted, or (ii) in the case of the annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, subject to the provisions of applicable law, any proper matter may be presented at the meeting for such action. The notice of any meeting at which directors are to be elected shall include the names of nominees intended at the time of notice to be presented by the Board for election.

     SECTION 5. QUORUM. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at any meeting of the shareholders. Subject to the Articles of Incorporation of the Corporation (herein referred to as the "Articles of Incorporation"), the shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

     SECTION 6. ADJOURNED MEETINGS AND NOTICE THEREOF. Any meeting of shareholders, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy thereat, but in the absence of a quorum (except as provided in Section 5 of this Article) no other business may be transacted at such meeting.It shall not be necessary to give any notice of the time and place of the adjourned meeting or of the business to be transacted thereat,other than by announcement at the meeting at which such adjournment is taken; provided, however, when any shareholders' meeting is adjourned for more than 45 days or, if after adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given as in the case of an original meeting.

     SECTION 7. VOTING. The shareholders entitled to notice of any meeting or to vote at any such meeting shall be only those persons in whose names shares are registered in the stock records of the Corporation on the record date determined in accordance with Section 8 of this Article.Except as provided below and except as may be otherwise provided in the Articles of Incorporation, each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote of shareholders. Subject to the requirements of the next sentence, every shareholder entitled to vote at any election of directors may cumulate such shareholder's votes and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which such shareholder's shares are normally entitled, or distribute the shareholder's votes on the same principle among as many candidates as the shareholder thinks fit. No shareholder shall be entitled to cumulate votes (i.e., cast for any candidate a number of votes greater than the number of votes which such shareholder normally is entitled to cast) unless such candidate or candidates'names have been placed in nomination prior to the voting and any shareholder has given notice at the meeting prior to the voting of such shareholder's intention to cumulate the shareholder's votes.Any holder of shares entitled to vote on any matter may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, other than elections to office, but, if the shareholder fails to specify the number of shares such shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares such shareholder is entitled to vote.Elections for directors need not be by ballot unless a shareholder demands election by ballot at the meeting and before the voting begins. Provided that the quorum requirements of Section 5 above are satisfied: the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the Nevada General Corporation
Law or the Articles of Incorporation, provided that whenever under the Nevada General Corporation Law shares are disqualified from voting on any matter, they shall not be considered outstanding for purposes of the determination of a quorum at any meeting to act upon, or the required vote to approve action upon any matter; and in any election of directors, the candidates receiving the highest number of affirmative votes of the shares entitled to be voted for them, up to the number of directors to be elected by such shares, are elected; votes against the director and votes withheld shall have no legal effect.

     SECTION 8. RECORD DATE. The Board may fix, in advance, a record date for the determination of the shareholders entitled to notice of, or to vote at, any meeting of the shareholders, or the shareholders entitled to receive payment of any dividend or other distribution, or any allotment of rights, or to exercise rights in respect of any other lawful action. The record ate so fixed shall be not more than 60 days nor less than 10 days prior to the date of the meeting nor more than 60 days prior to any other action. If no record date is fixed by the Board, (i) the record date for determining shareholders entitled to notice of, or to vote at, a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held, and (ii) the record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the Board has been taken, shall be the day on which the first written consent is given.A determination of shareholders of record entitled to notice of, or to vote at, a meeting of shareholders shall apply to any adjournment of the meeting unless the Board fixes a new record date for the adjourned meeting. The Board shall fix a new record date if the meeting is adjourned for more than 45 days from the date set for the original meeting.

     SECTION 9. CONSENT OF ABSENTEES. The transactions of any meeting of shareholders, however called and noticed, and wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a written waiver of notice, or a consent to the holding of the meeting, or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Neither the business to be transacted at nor the purpose of any annual or special meeting of shareholders, need be specified in any written waiver of notice, except as provided in the Nevada General Corporation Law.

     SECTION 10. ACTION WITHOUT MEETING. Subject to the applicable section of the Nevada General Corporation Law, any action which, under any provision of the Nevada General Corporation Law, may be taken at any annual or special meeting of shareholders, may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

     SECTION 11. PROXIES. Every person entitled to vote shares shall have the right to do so either in person or by one or more persons authorized by a valid written proxy signed by such person or such person's attorney in fact and filed with the Secretary. Subject to the provisions of this bylaw and applicable law, any duly executed proxy continues in full force and effect until revoked by the person executing it prior to the vote pursuant thereto.


     SECTION 12. INSPECTORS OF ELECTION. Prior to any meeting of shareholders, the Board may appoint inspectors of election to act at the meeting or any adjournment thereof. If inspectors of election are not so appointed, or if any persons so appointed fail to appear or refuse to act, the chairman of the meeting may, and on the request of any shareholder or his proxy shall, appoint inspectors of election or persons to replace those who fail to appear or refuse to act at the meeting. The number of inspectors shall be either one or three. If appointed at a meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present at the meeting shall determine whether one or three inspectors are to be appointed. The inspectors of election shall (i) determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum and the authenticity, validity and effect of proxies, (ii) receive votes, ballots or consents, (iii) hear and determine all challenges and questions in any way arising in connection with the right to vote, (iv) count and tabulate all votes or consents, (v) determine when the poll shall close and the election result and (vi) do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.The inspectors of election shall perform their duties impartially, in good faith, to the best of their ability and as expeditiously as it is practicable. If there are three inspectors of election, the decision, act or certificate of majority is effective in all respects as the decision, act or certificate of all.

                               ARTICLE III.  DIRECTORS.

     SECTION 1. POWERS. Subject to limitations of the Articles of Incorporation, these Bylaws and the Nevada General Corporation Law relating to actions required to be approved by the shareholders or by the outstanding shares, the business and affairs of the Corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board.

     SECTION 2. COMMITTEES. The Board may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two or more directors, to serve at the pleasure of the Board. The Board may designate one or more directors as alternate members of any committee, who may replace any absent member of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any such committee, to the extent provided in the resolution of the Board, shall have all the authority of the Board, except with respect to (i) the approval of any action required to be approved by the shareholders or by the outstanding shares under the Nevada General Corporation Law, (ii) the filling of vacancies on the Board or in any committee, (iii) the fixing of compensation of the directors for serving on the Board or on any ommittee,(iv) the adoption, amendment or repeal of Bylaws, (v) the amendment or repeal of any resolution of the Board which by its express terms is not so amendable or repealable, (vi) a distribution to the shareholders, except at a rate or in a periodic amount or within a price range determined by the Board and (vii) the appointment of other committees of the Board or the members thereof.

     SECTION 3. NUMBER OF DIRECTORS. The authorized number of directors shall be no less than two (2) nor more than nine (9) until changed by an amendment of the Articles of Incorporation or this Section 3 duly approved by the shareholders, subject to the Nevada General Corporation Law. However, any reduction of the authorized number of directors does not remove any director prior to the expiration of such director's term of office.

     SECTION 4. ELECTION AND TERM OF OFFICE. The directors shall be elected at each annual meeting of the shareholders, but if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose.
Subject to Section 5 of this Article, each director shall hold office until the next annual meeting and until a successor has been elected and qualified.

     SECTION 5. VACANCIES. A vacancy or vacancies in the Board shall be deemed to exist in case of the death, resignation or removal of any director, if the authorized number of directors be increased or if the shareholders fail at any annual or special meeting of shareholders at which any directors are elected, to elect the full authorized number of directors to be voted at that meeting. Vacancies in the Board, except those existing as a result of a removal of a director, may be filled by a majority of the remaining directors, or, if the number of remaining directors is less than a quorum, by (i)_the unanimous written consent of the remaining directors, (ii)_the affirmative vote of a majority of the remaining directors at a meeting held pursuant to notice or waivers of notice complying with the applicable section of the Nevada General Corporation Law, or (iii)_by a sole remaining director, and each director so elected shall hold office until the next annual meeting and until such director's successor has been elected and qualified.Vacancies in the Board created by the removal of a director may be filled only by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by the unanimous written consent of all shares entitled to vote for the election of directors.The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors. Any such election by written consent other than to fill a vacancy created by removal requires the consent of a majority of the outstanding shares entitled to vote.

     SECTION 6. RESIGNATION. Any director may resign effective upon giving written notice to the President, the Secretary or the Board, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective.

     SECTION 7. PLACE OF MEETINGS. Regular or special meetings of the Board shall be held at any place within or without the State of Nevada which has been designated in the notice of the meeting or, if not stated therein, as designated by resolution of the Board. In the absence of such designation, meetings shall be held at the principal executive office of the Corporation.

     SECTION 8. ANNUAL MEETINGS. Immediately following each annual meeting of shareholders, the Board may, but shall not be required to, hold an annual meeting at the same place, or at any other place that has been designated by the Board, for the purpose of organization, election of officers or transaction of other business as the Board may determine. Call and notice of this meeting of the Board shall be in the manner for the conduct of special meetings as provided in Section 9 unless the Board has determined by resolution to conduct a regular meeting at such time and place, in which event call and notice of this meeting of the Board shall not be required unless some place other than the place of the annual shareholders' meeting has been designated.

     SECTION 9. SPECIAL MEETINGS. Special meetings of the Board for any purpose or purposes may be called at any time by the Chairman of the Board, the President, the Secretary or by any two directors upon four days' notice by mail or 48 hours' notice given personally or by telephone, telegraph, telex or other similar means of communication. Any such notice shall be addressed or delivered to each director at such director's address as it is shown upon the records of the Corporation or as may have been given to the Corporation by the director for purposes of notice.

     SECTION 10. QUORUM. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board, unless a greater number be required by law or by the Articles. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

     SECTION 11. PARTICIPATION IN MEETINGS BY CONFERENCE TELEPHONE. Members of the Board may participate in a meeting through use of conference telephone or similar communications equipment, so long as all members participating in such meeting can hear one another.

     SECTION 12. WAIVER OF NOTICE. Notice of a meeting need not be given to any director who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such director. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

     SECTION 13. ADJOURNMENT. A majority of the directors present, whether or not a quorum is present, may adjourn any directors' meeting to another time and place. If a meeting is adjourned for more than 24 hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to the directors that were not present at the time of adjournment.

     SECTION 14. FEES AND COMPENSATION. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by the Board.

     SECTION 15. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board shall individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the Board. Such action by written consent shall have the same effect as a unanimous vote of the members of the Board.

                                ARTICLE IV.  OFFICERS.

     SECTION 1. OFFICERS. The officers of the Corporation shall be a President, a Secretary and a Chief Financial Officer. The Corporation may also have, at the discretion of the Board, a Chairman, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Financial Officers and such other officers as may be elected or appointed in accordance with the provisions of Section 3 of this Article.

     SECTION 2. ELECTION. The officers of the Corporation, except such officers as may be elected or appointed in accordance with the provisions of
Section 3 or Section 5 of this Article, shall be chosen by, and shall serve at the pleasure of, the Board, and shall hold their respective offices until their resignation, removal or other disqualification from service, or until their respective successors shall be elected and qualified.

     SECTION 3. SUBORDINATE OFFICERS. The Board may elect, and may empower the President to appoint, such other officers as the business of the Corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in these Bylaws or as the Board may from time to time determine.

     SECTION 4. REMOVAL AND RESIGNATION. Any officer may be removed, either with or without cause, by the Board at any time. Any officer may resign at any time upon written notice to the Corporation without prejudice to the rights, if any, of the Corporation under any contract to which the officer is a party.

     SECTION 5. VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these Bylaws for regular election or appointment to such office.

     SECTION 6. PRESIDENT. The President is the general manager and chief executive officer of the Corporation and has, subject to the control of the Board, general supervision, direction and control of the business and officers of the Corporation. The President shall preside at all meetings of the shareholders and at all meetings of the Board. The President has the general powers and duties of management usually vested in the office of president and general manager of a corporation and such other powers and duties as may be prescribed by the Board.

     SECTION 7. VICE PRESIDENTS. In the absence or disability of the President, unless a Chairman has been elected, the Vice Presidents in order of their rank as fixed by the Board or, if not ranked, the Vice President designated by the Board, shall perform all the duties of the President and, when so acting, shall have all the powers of and be subject to all the restrictions upon the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board.

     SECTION 8. SECRETARY. The Secretary shall keep or cause to be kept, at the principal executive office and such other place as the Board may order, a book of minutes of all meetings of shareholders and the Board, with the time and place of holding, whether regular or special, and if special, how authorized, the notice thereof given, the names of those present or represented at meetings of shareholders, and the proceedings thereof. The Secretary shall keep, or cause to be kept, a copy of the Bylaws of the Corporation at the principal executive office or business office in accordance with the applicable section_of the Nevada General Corporation Law. The Secretary shall keep, or cause to be kept, at the principal executive office or at the office of the Corporation's transfer agent or registrar, if one be appointed, a share register, or a duplicate share register, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.The Secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the Board required by these Bylaws or by law to be given, shall keep the seal of the Corporation in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board.

     SECTION 9. CHIEF FINANCIAL OFFICER. The Chief Financial Officer shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the Corporation, and shall send or cause to be sent to the shareholders of the Corporation such financial statements and reports as are by law or these Bylaws required to be sent to them. The books of account shall at all times be open to inspection by any director. The Chief Financial Officer shall deposit all moneys and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board. The Chief Financial Officer shall disburse the funds of the Corporation as may be ordered by the Board, shall render to the President and directors, upon their request, an account of all transactions as Chief Financial Officer and of the financial condition of the Corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board.

     SECTION 10. CHAIRMAN OF THE BOARD. If such an officer be elected, the Chairman of the Board shall preside at meetings of the board of directors and exercise and perform such other powers and duties as may be from time to time assigned to him by the board of directors or prescribed by the Bylaws.
In the absence of the President, or if there is no President, the Chairman of the Board shall, in addition, be the chief executive officer of the Corporation and shall have the powers and duties described in Section 6 above.

                            ARTICLE V.  OTHER PROVISIONS.

     SECTION 1. INSPECTION OF CORPORATE RECORDS. The record of shareholders shall be open to inspection and copying, and the accounting books and records and minutes of proceedings of the shareholders and the Board and committees of the Board, if any, shall be open to inspection, upon written demand on the Corporation of any shareholder at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder.

     SECTION 2. INSPECTION OF BYLAWS. The Corporation shall keep at its principal executive office in the State of Nevada, or if its principal executive office is not in Nevada, at its principal business office in Nevada, the original or a copy of these Bylaws as amended to date, which shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the Corporation is outside Nevada and the Corporation has no principal business office in Nevada, it shall upon the written request of any shareholder furnish to such shareholder a copy of these Bylaws as amended to date.

     SECTION 3. ENDORSEMENT OF DOCUMENTS; CONTRACTS. Subject to the provisions of applicable law, any note, mortgage, evidence of indebtedness, contract, share certificate, initial transaction statement or written statement, conveyance or other instrument in writing and any assignment or endorsement thereof executed or entered into between the Corporation and any other person shall be valid and binding on the Corporation, when signed by the Chairman, the President or any Vice President and the Secretary, any Assistant Secretary, the Chief Financial Officer or any Assistant Financial Officer of the Corporation unless the other party knew that the signing officers had no authority to execute the same. Any such instruments may be signed by any other person or persons and in such manner as from time to time shall be determined by the Board, and, unless so authorized by the Board, no officer, agent or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or amount.

     SECTION 4. CERTIFICATES OF STOCK. Every holder of shares of the Corporation shall be entitled to have a certificate signed in the name of the Corporation by the President or a Vice President and by the Chief Financial Officer or an Assistant Financial Officer or the Secretary or an Assistant Secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile.Except as provided in this Section, no new certificate for shares shall be issued in lieu of an old one unless the latter is surrendered and cancelled at the same time. The Board may, however, if any certificate for shares is alleged to have been lost, stolen or destroyed, authorize the issuance of a new certificate in lieu thereof, and the Corporation may require that the Corporation be given a bond or other adequate security sufficient to indemnify it against any claim that may be made against it (including expense or liability) on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate.

     SECTION 5. REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The President or any other officer or officers authorized by the Board or by the President are each authorized to vote, represent and exercise on behalf of the Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the Corporation. The authority herein granted may be exercised either by any such officer in person or by any other person authorized so to do by proxy or power of attorney duly executed by said officer.

     SECTION 6. ANNUAL REPORT TO SHAREHOLDERS. The requirement of sending an annual report to shareholders which is set forth in the Nevada General Corporation Law is expressly waived, but nothing herein shall be interpreted as prohibiting the Board from issuing annual or other periodic reports to shareholders. Notwithstanding the immediately preceding paragraph, if the Corporation has 100 or more holders of record of its shares (determined as provided in the Nevada General Corporation Law), the Board shall cause an annual report to be sent to the shareholders not later than 120 days after the close of the fiscal year. Such report, in addition to such information as may be required by the Nevada General Corporation Law, shall contain a balance sheet as of the end of that fiscal year and an income statement and statement of changes in financial position for that fiscal year, accompanied by any report thereon of independent accountants or, if there is no such report, the certificate of an authorized officer of the Corporation that the statements were prepared without audit from the books and records of the Corporation. The requirement of sending such report to the shareholders at least 15 (or, if sent by thirdclass mail, 35) days prior to the annual meeting of shareholders to be held during the next fiscal year is expressly waived.

     SECTION 7. CONSTRUCTION AND DEFINITIONS. Unless the context otherwise requires, the general provisions, rules of construction and definitions contained in the General Provisions of the Nevada Corporations Code and in the Nevada General Corporation Law shall govern the construction of these Bylaws.

     SECTION 8. COMPENSATION. The salaries of all officers and agents of the Corporation shall be fixed by the Board.

     SECTION 9. INDEMNIFICATION OF AGENTS OF THE CORPORATION; PURCHASE OF LIABILITY INSURANCE. For purposes of this Section 9, "agent" means any person who is or was a director, officer, employee or other agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or was a director, officer, employee or agent of a foreign or domestic corporation which was a predecessor corporation of the Corporation or of another enterprise at the request of such predecessor corporation; "proceeding" means any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative; and "expenses" includes without limitation, attorneys' fees and any expenses of establishing a right to indemnification under this Section 9.The Corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any proceeding (other than an action by or in the right of the Corporation to procure a judgment in its favor) by reason of the fact that such person is or was an agent of the Corporation, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such proceeding to the fullest extent permitted under the General Corporation Law of the State of Nevada, as amended from time to time.

     SECTION 10.  CORPORATE LOANS AND GUARANTEES TO DIRECTORS AND
OFFICERS. The Corporation shall not make any loan of money or property to, or guarantee the obligation of, any director or officer of the Corporation or of its parent, if any, unless the transaction, or an employee benefit plan authorizing the loans or guarantees after disclosure of the right under such a plan to include officers or directors, is approved by a majority of the shareholders entitled to act thereon. The Corporation shall not make any loan of money or property to, or guarantee the obligation of, any person upon the security of shares of the Corporation or of its parent, if any, if the Corporation's recourse in the event of default is limited to the security for the loan or guaranty, unless the loan or guaranty is adequately secured without considering these shares, or the loan or guaranty is approved by a majority of the shareholders entitled to act thereon. Notwithstanding the first paragraph of this Section 10, the Corporation may advance money to a director or officer of the Corporation or of its parent, if any, for any expenses reasonably anticipated to be incurred in the performance of the duties of the director or officer, provided that in the absence of the advancethe director or officer would be entitled to be reimbursed for the expenses by the Corporation, its parent, or subsidiary, if any. The provisions of the first paragraph of this Section 10 do not apply to the payment of premiums in whole or in part by the Corporation on a life insurance policy on the life of a director or officer so long as repayment to the Corporation of the amount paid by it is secured by the proceeds of the policy and its cash surrender value.The provisions of this Section 10 do not apply to any transaction, plan or agreement permitted under the applicable section of the Nevada General Corporation Law relating to employee stock purchase plans. For the purposes of this Section, "approval by a majority of the shareholders entitled to act" means either (1) written consent of a majority of the outstanding shares without counting as outstanding or as consenting any shares owned by any officer or director eligible to participate in the plan or transaction that is subject to this approval,(2) the affirmative vote of a majority of the shares present and voting at a duly held meeting at which a quorum is otherwise present, without counting for purposes of the vote as either present or voting any shares owned by any officer or director eligible to participate in the plan or transaction that is subject to the approval, or (3) the unanimous vote or written consent of the shareholders.
If the Corporation has more than one class or series of shares outstanding, the "shareholders entitled to act" within the meaning of this Section includes only holders of those classes or series entitled under the articles to vote on all matters before the shareholders or to vote on the subject matter of this Section, and includes a requirement for separate class or series voting, or for more or less than one vote per share, only to the extent required by the Articles.

                               ARTICLE VI.  AMENDMENTS.

     These Bylaws may be amended or repealed either by approval of the outstanding shares or by the approval of the Board; provided, however, that after the issuance of shares, a Bylaw specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a variable number of directors or vice versa may be adopted only by approval of the outstanding shares.

                              CERTIFICATE OF SECRETARY
                                         OF
                              ZSTAR ENTERPRISES, INC.
                               (A NEVADA CORPORATION)


          I hereby certify that I am the duly elected and acting
Secretary of ZSTAR ENTERPRISES, INC., a Nevada corporation (the "Corporation"), and that the foregoing Bylaws constitute the Bylaws of the Corporation as duly adopted by the Board of Directors thereof by action taken without a meeting.

DATED: June 17, 1998

                                   /s/ Roberto Chu
                                   -----------------------------
                                   Roberto Chu, Secretary


                                 EXHIBIT 4.1

                          FORM OF STOCK CERTIFICATE

                           ZSTAR ENTERPRISES, INC.
        AUTHORIZED COMMON STOCK:  30,000,000 SHARES - PAR VALUE: $.001


THIS CERTIFIES THAT


IS THE RECORD HOLDER OF

Shares of ZSTAR ENTERPRISES, INC. Common Stock transferable on the books of the Corporation in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate is not valid until countersigned by the Transfer Agent and registered by the Registrar.

     Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Dated:  ___________________




          Secretary                                          President



NOTICE:   Signature must be guaranteed by a firm which is a member of a registered national stock exchange, or by a bank (other than a saving bank), or a trust company. The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

          TEN COM - as tenants in common      UNIF GIFT MIN ACT -
 ............... Custodian ...............
          TEN ENT - as tenants by the entireties
(Cust)                       (Minor)
          JT TEN  - as joint tenants with right of
under Uniform Gifts to Minors
                    survivorship and not as tenants         Act
 ..........................................
                    in common
(State)


        Additional abbreviations may also be used though not in the above list.


        For Value Received, __________ hereby sell, assign and transfer unto


                PLEASE INSERT SOCIAL SECURITY OR OTHER
                    IDENTIFYING NUMBER OF ASSIGNEE


                --------------------------------------

  (PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE, OF ASSIGNEE)





________________________________________________________Shares of the
capitalstock represented by the within certificate, and do hereby irrevocably constitute and appoint

_________________________________________________Attorney to transfer the said stock on the books of the within named Corporation with full power of substitution in the premises.

Dated



     NOTICE:   THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH
THE NAME AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY
PARTICULAR WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATEVER




                                    EXHIBIT 4.2

                           FORM OF SUBSCRIPTION AGREEMENT

                              ZSTAR ENTERPRISES, INC.

                               SUBSCRIPTION AGREEMENT


THE OFFER AND SALE OF THE SHARES OF COMMON STOCK REFERRED TO IN THIS SUBSCRIPTION AGREEMENT (THE "OFFERING") HAVE NOT BEEN REGISTERED OR
QUALIFIED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES LAWS AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE SECURITIES REGISTRATION AND QUALIFICATION REQUIREMENTS OF THE ACT AND
SUCH LAWS. ACCORDINGLY, THE SHARES OF COMMON STOCK MAY NOT BE TRANSFERRED OR RESOLD WITHOUT REGISTRATION AND QUALIFICATION UNDER THE ACT AND APPLICABLE
STATE SECURITIES LAWS, UNLESS AN EXEMPTION FROM SUCH REGISTRATION AND QUALIFICATION UNDER THE ACT AND SUCH LAWS IS THEN AVAILABLE. THE SHARES OF COMMON STOCK HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION, ANY STATE SECURITIES COMMISSION OR OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED
THE MERITS OF THE OFFERING OR THE ADEQUACY OF THE INFORMATION SET FORTH IN
THE OFFERING CIRCULAR DATED __________ WHICH RELATES TO THIS OFFERING.


I.   SUBSCRIPTION.

A. THE SECURITIES. This Subscription Agreement relates to shares of the Common Stock, par value U.S.$0.001 (the "Shares"), of Zstar Enterprises, Inc., a Nevada corporation (the "Company"), which the Company is offering to sell, at U.S.$_______ per Share, up to an aggregate maximum of _________ of such Shares (the "Offering").

B.   SUBSCRIPTION AND METHOD OF PAYMENT.  The undersigned subscriber
(the "Subscriber") hereby subscribes, on the terms and conditions set forth in this Subscription Agreement, to purchase Shares (the "Subscribed Shares") at an aggregate purchase price (the number of Subscribed Shares times U.S.$___) of U.S. $(the "Purchase Price"). The Subscriber acknowledges that by executing this Subscription Agreement he is making an irrevocable offer to purchase the Subscribed Shares from the Company against payment by him of the Purchase Price. This subscription may be rejected by the Company in its sole discretion. The Subscriber hereby agrees, on the day upon which he receives notification from the Company that this Subscription Agreement has been unconditionally accepted by the Company, to deliver to the Company cash or a personal or company check backed by immediately available funds in the amount of the Purchase Price. Upon the receipt by the Company of the amount of the Purchase Price in the specified manner, the Company shall deliver to the Subscriber a share certificate(s) of the Company in the name of the Subscriber evidencing the Subscribed Shares and the Subscriber's ownership thereof.

II.  ACKNOWLEDGMENTS OF THE SUBSCRIBER

THE SUBSCRIBER ACKNOWLEDGES TO THE COMPANY THAT:
	HE/SHE HAS RECEIVED A COPY OF THE OFFERING CIRCULAR DATED____________ (THE "OFFERING CIRCULAR"), SETTING FORTH INFORMATION PERTINENT TO A
PURCHASE OF THE SUBSCRIBED SHARES (THE "INVESTMENT"). THE SUBSCRIBER HAS CAREFULLY READ THE OFFERING CIRCULAR. THE COMPANY HAS MADE AVAILABLE TO HIM AND/OR HIS ADVISORS THE OPPORTUNITY TO OBTAIN ADDITIONAL WRITTEN INFORMATION, IF ANY, REQUESTED BY HIM AND/OR HIS ADVISORS TO VERIFY THE ACCURACY OF THE INFORMATION CONTAINED IN THE OFFERING CIRCULAR OR TO EVALUATE THE MERITS AND RISKS OF THE INVESTMENT. IN REACHING THE CONCLUSION THAT HE DESIRES TO ACQUIRE THE SUBSCRIBED SHARES, THE SUBSCRIBER HAS CAREFULLY EVALUATED HIS FINANCIAL RESOURCES AND INVESTMENT POSITION, AS WELL AS THE RISKS ASSOCIATED WITH THE INVESTMENT, INCLUDING,WITHOUT LIMITATION, THOSE DELINEATED IN THE RESPONSE TO QUESTION 2 OF THE OFFERING CIRCULAR. THE SUBSCRIBER HAS NOT RELIED ON ANY
ORAL REPRESENTATIONS OR ORAL INFORMATION FURNISHED TO THE SUBSCRIBER OR HIS ADVISORS BY THE COMPANY OR ITS OFFICERS, DIRECTORS, SHAREHOLDERS, EMPLOYEES, ATTORNEYS,ACCOUNTANTS, AGENTS OR REPRESENTATIVES (COLLECTIVELY, THE "COMPANY REPRESENTATIVES"), IN CONNECTION WITH THE OFFERING. THE SUBSCRIBER HAS RELIED IN DETERMINING TO MAKE THE INVESTMENT SOLELY ON THE INFORMATION CONTAINED IN THE OFFERING CIRCULAR AND INFORMATION OTHERWISE PROVIDED TO THE SUBSCRIBER IN WRITING BY OFFICERS AND DIRECTORS OF THE COMPANY. EXCEPT FOR THE INFORMATION CONTAINED IN THE OFFERING CIRCULAR AND ANY WRITTEN INFORMATION REQUESTED BY
AND FURNISHED TO THE SUBSCRIBER OR THE SUBSCRIBER'S ADVISORS, AS DESCRIBED IN THIS SUBPARAGRAPH (A), NEITHER THE SUBSCRIBER NOR ANY OF HIS ADVISORS HAS
BEEN FURNISHED BY THE COMPANY OR ANY COMPANY REPRESENTATIVE WITH ANY OTHER WRITTEN MATERIAL OR LITERATURE RELATING TO THE OFFERING OR THE INVESTMENT. NEITHER THE COMPANY NOR ANY OF THE COMPANY REPRESENTATIVES, NOR ANYONE PURPORTING TO ACT ON THEIR BEHALF, HAS MADE ANY ORAL REPRESENTATION TO THE SUBSCRIBER WITH RESPECT TO ANY TAX, FINANCIAL OR ECONOMIC BENEFITS TO BE DERIVED FROM THE INVESTMENT. THE SUBSCRIBER IS RELYING SOLELY UPON THE SUBSCRIBER'S OWN KNOWLEDGE AND UPON THE ADVICE OF HIS PERSONAL ADVISORS WITH RESPECT TO THE TAX, FINANCIAL, ECONOMIC AND OTHER PERTINENT ASPECTS OF THE INVESTMENT.

     The subscriber has carefully reviewed and analyzed the risks of, and other pertinent considerations relating to, the Investment, based solely on the information contained in the Offering Circular and the other written information referenced in subparagraph (a) above.

     THE COMPANY WAS INCORPORATED ON _________, AND HAS NO OPERATING HISTORY; FOR THIS AND OTHER REASONS, THE INVESTMENT INVOLVES SIGNIFICANT FINANCIAL RISKS, INCLUDING THE RISK OF LOSS TO THE SUBSCRIBER OF THE ENTIRE PURCHASE PRICE.

     The Subscriber is aware that (i) the Company's founding shareholders purchased ________ Shares at U.S.$0.001 per share for a total consideration of u.s.$_____; and (ii) pursuant to an Offering Circular dated ________, the Company sold _________ Shares at a price of U.S.$_____ per share for a total consideration of U.S.$_______. These recent share issues have the effect of substantially diluting the Subscriber's equity interest in the Company.

     THE SUBSCRIBER IS NOT TO CONSTRUE THE PROVISION OF THE OFFERING
CIRCULAR OR THE FURNISHING OF THE OTHER WRITTEN INFORMATION REFERENCED IN SUBPARAGRAPH(a) ABOVE TO THE SUBSCRIBER AS CONSTITUTING LEGAL,TAX OR INVESTMENT ADVICE, AND THE SUBSCRIBER SHOULD CONSULT THE SUBSCRIBER'S OWN LEGAL COUNSEL, ACCOUNTANT AND/OR OTHER PROFESSIONAL ADVISORS AS TO LEGAL, TAX AND
RELATED MATTERS CONCERNING THE INVESTMENT.

     No assurance can be made that the Company will commence operations, or if it does commence operations, that it will ever operate at a profit or, if it does operate at a profit, that dividends will be declared and paid on the Subscribed Shares.

     THE SUBSCRIBER MAY NOT BE ABLE TO SELL OR DISPOSE OF THE
SUBSCRIBED SHARES, AS THERE IS NO, AND MAY NEVER BE ANY, PUBLIC MARKET FOR SUCH SECURITIES. THE SUBSCRIBER'S COMMITMENT TO INVESTMENTS WHICH ARE NOT READILY MARKETABLE IS NOT DISPROPORTIONATE TO THE SUBSCRIBER'S NET WORTH AND MAKING
THE INVESTMENT WILL NOT CAUSE THE SUBSCRIBER'S OVERALL COMMITMENT THERETO TO BECOME EXCESSIVE.

     The Subscriber is aware that the offer and sale to him of the Subscribed Shares have not been registered under the Securities Act of 1933, as amended (the "act"), or registered or qualified under applicable state securities or "Blue Sky" laws, and, therefore, the Subscribed Shares cannot be reoffered and resold unless either the reoffer and resale thereof are subsequently registered and qualified under the Act and said Blue Sky laws or an exemption from such registration and qualification is available; the Company has no intention of registering or qualifying under the Act or any such Blue Sky laws the Subscriber's reoffer and resale of any of the Subscribed Shares and no exemption from registration or qualification may be available under the Act or such Blue Sky laws to the Subscriber at the time he wishes to dispose of such Shares.

     NO FEDERAL OR STATE AGENCY HAS PASSED UPON THE SUBSCRIBED SHARES,
MADE ANY FINDING OR DETERMINATION AS TO THE FAIRNESS OF THE INVESTMENT, OR PASSED ON THE ADEQUACY OF THE INFORMATION SET FORTH IN THE OFFERING CIRCULAR.

     Neither the Company nor any Company Representative offered to sell the Subscriber any Shares by means of any form of general advertising or general solicitation, such as media advertising or seminars.

III.  CERTIFICATION OF SUBSCRIBER STATUS.

If the Subscriber is a "U.S. person", the Subscriber hereby certifies to the Company that the Subscriber is, as reflected by checking the appropriate box (or boxes) below and initialing in the margin directly across from such checked box (or boxes):

i.   [   ] ________ (INITIAL) a natural person whose individual net worth, or joint net worth with that person's spouse (including the value of his or her principal residence valued at either (A) cost, including cost of improvements, net of current encumbrances on the property, or (B) the appraised value of the property as determined by a written appraisal used by an institutional lender making a loan to him or her secured by the property, including subsequent improvements, net of current encumbrances on the property), at the time of his or her purchase of the Subscribed Shares exceeds U.S. $1,000,000; or

ii.  [   ] ________ (INITIAL) a natural person who had individual annual income in excess of U.S. $200,000 in each of 1996 and 1997 and who reasonably expects that his or her individual annual income will exceed U.S. $200,000 in 1998; or

iii. [   ] ________ (INITIAL) a natural person who had joint annual income with that person's spouse in excess of $300,000 in each of 1996 and 1997 and who reasonably expects to have joint annual income in excess of U.S. $300,000 in 1998; or

iv.  [   ] ________ (INITIAL)

      a.  [   ] ________ (INITIAL)  a bank as defined in Section 3(a)(2) of the
Act or a savings and loan association or other institution as defined in
Section 3(a)(5)(A) of the Act, whether acting in its individual or fiduciary capacity;

      b.  [  ] ________ (INITIAL)  a broker or dealer registered pursuant to
Section 15 of the Securities Exchange Act of 1934, as amended;

      c.  [     ] ________ (INITIAL)  an insurance company as defined in
Section 2(13) of the Act;

      d. [ ] _______ (INITIAL) an investment company registered under the Investment Company Act of 1940, as amended (the "Investment Company Act");

      e.  [   ] ________ (INITIAL)  a business development company as
defined in Section 2(a) (48) of the Investment Company Act;

      f. [ ] __________ (INITIAL) a Small Business Investment Company licensed by the U.S. Small Business Administration under Section 301(c) or
(d) of the Small Business Investment Act of 1958;

      g.  [    ] __________ (INITIAL)  a plan established and maintained by a state, its political subdivisions, or any agency or instrumentality of a state or its political subdivisions, for the benefit of its employees, if the plan has total assets in excess of U.S. $5,000,000;

      h.  [   ] _______ (INITIAL)  an employee benefit plan within the
meaning of the Employee Retirement Income Security Act of 1974, if the investment decision is made by a plan fiduciary, as defined in Section 3(21) of such act, that is a bank, a savings and loan association, an insurance company or a registered investment adviser, or if the employee benefit plan has total assets in excess of U.S. $5,000,000, or, if a self-directed plan, with investment decisions made solely by persons that meet any one or more of the tests set forth in Section III. (i) through (v) hereof;

      i.  [   ] ________ (INITIAL)  a private business development
company as defined in Section 202(a)(22) of the Investment Advisers Act of 1940, as amended;

      j. [ ] ________ (INITIAL) an organization described in Section 501(c)(3) of the Internal Revenue Code, a corporation, Massachusetts or similar business trust, or partnership, not formed for the specific purpose of making the Investment, with total assets in excess of U.S. $5,000,000

      k.  [   ] ________ (INITIAL) a trust, with total assets in
excess of U.S. $5,000,000, not formed for the specific purpose of making the Investment, whose purchase is directed by a sophisticated person as described in Rule 506(b)(2)(ii) of Regulation D promulgated under the Act; or

 i.  [   ] ________ (INITIAL) an entity in which all of the equity
owners meet any one or more of the tests set forth in Section III.(i) through
(iv); or

 ii.  [   ] ________ (INITIAL)     none of the above.

IV.  REPRESENTATIONS AND WARRANTIES OF NATURAL PERSON SUBSCRIBER.

The Subscriber, if a natural person, represents and warrants to the Company that:
		THE SUBSCRIBER IS 21 YEARS OF AGE OR OLDER, HAS ADEQUATE MEANS OF PROVIDING FOR HIS OR HER CURRENT NEEDS AND PERSONAL CONTINGENCIES AND
HAS NO NEED FOR LIQUIDITY IN THE INVESTMENT.

	The Subscriber is able to bear the economic risks attendant on the Investment.

	THE SUBSCRIBER IS A BONA FIDE RESIDENT AND DOMICILIARY (NOT A TEMPORARY OR TRANSIENT RESIDENT) OF THE STATE OR COUNTRY SET FORTH BELOW HIS SIGNATURE ON THE SIGNATURE PAGE HEREOF.

	The Subscriber understands, or has relied upon the advice of his or her own personal tax and legal counsel, accountants, and/or other professional advisors with regard to, the financial, tax and other pertinent considerations in making the Investment.

	THE SUBSCRIBER IS ACQUIRING THE SUBSCRIBED SHARES FOR THE
SUBSCRIBER'S OWN ACCOUNT, AS PRINCIPAL, FOR INVESTMENT AND NOT WITH A VIEW TO THE RESALE OR DISTRIBUTION OF ANY INTEREST THEREIN.

     [   ] ________ (INITIAL)  the total purchase price of securities at time of sale of the securities will not exceed 10% of subscriber's net worth (Individuals: either independently or jointly with your spouse).

V.  REPRESENTATIONS AND WARRANTIES OF ENTITY SUBSCRIBER.

The Subscriber, if a corporation, partnership or other entity, represents and warrants to the Company that:

		IT IS DULY FORMED AND IS VALIDLY EXISTING IN GOOD STANDING UNDER THE LAWS OF THE JURISDICTION OF ITS FORMATION, WITH FULL POWER AND AUTHORITY TO ENTER INTO THE TRANSACTIONS CONTEMPLATED BY THIS SUBSCRIPTION AGREEMENT.

	It has not been formed for the purpose of making the Investment.

	ITS REPRESENTATIVE WHO, ON ITS BEHALF, HAS CONSIDERED THE MAKING
OF THE INVESTMENT (THE "AUTHORIZED REPRESENTATIVE"), IS THE PERSON WHO EXECUTED THIS SUBSCRIPTION AGREEMENT ON ITS BEHALF, AND THE AUTHORIZED REPRESENTATIVE WAS DULY AUTHORIZED TO ACT FOR IT IN REVIEWING THE INVESTMENT.

	This Subscription Agreement has been duly and validly authorized, executed and delivered by the Subscriber, and when executed and delivered by the other parties hereto, will constitute the valid, binding and enforceable obligation of the Subscriber.

	THE SUBSCRIBER IS ACQUIRING THE SUBSCRIBED SHARES FOR ITS OWN ACCOUNT, AS PRINCIPAL, FOR INVESTMENT AND NOT WITH A VIEW TO THE RESALE OR DISTRIBUTION OF ANY INTEREST THEREIN.

VI.  CORRECTNESS AND COMPLETENESS OF INFORMATION RELATING TO
SUBSCRIBER; ACKNOWLEDGMENT RE SECURITIES LAW MATTERS.

All the information which the Subscriber has heretofore furnished to the Company, or which is set forth herein or in any document delivered by the Subscriber pursuant hereto or in connection herewith, with respect to the Subscriber's status, financial condition and knowledge and experience is correct and complete as of the date hereof, and if there should be any material change in such information prior to the sale of the Subscribed
Shares to the Subscriber, the Subscriber will immediately furnish such revised or corrected information to the Company. In furnishing the information, representations and warranties set forth herein, the Subscriber acknowledges that the Company will be relying thereon in determining, INTER ALIA, whether the offer and sale of the Subscribed Shares to the Subscriber is exempt from the requirement to register or qualify said offer and sale under applicable state securities or "Blue Sky" laws.

VII.  COVENANT OF SUBSCRIBER TO COMPLY WITH BLUE SKY LAWS.

The Subscriber agrees that if the Subscriber is a resident of any state whose "Blue Sky" laws or other local securities laws require a restriction on transferability of any of the securities referred to in this Subscription Agreement, the Subscriber will specifically and fully comply with such restrictions.


VIII.  INDEMNIFICATION.

The Subscriber hereby agrees to indemnify, defend and hold harmless the Company and its subsidiaries, and any and all of the employees, directors, officers, attorneys, accountants, agents, affiliates or control persons of any such entity, who were or are a party or are threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, from and against any and all damage, loss, cost, expense (including judgments, fines and amounts paid in settlement), obligation, claim, cause of action or liability (including attorneys' fees, expert witness fees, investigative fees, accountants' fees, and the costs incurred by such individuals, concerns or entities) any of them may incur by reason of any breach by the Subscriber of the representations, warranties, covenants and agreements made by the Subscriber in this Subscription Agreement or any false statement contained in any document delivered by the Subscriber pursuant hereto or in connection herewith.

IX.  OBLIGATIONS OF SUBSCRIBER.

The Subscriber hereby acknowledges and agrees that the subscription hereunder is irrevocable, that the Subscriber is not entitled to cancel, terminate or revoke this Subscription Agreement or any agreements of the Subscriber hereunder and that this Subscription Agreement and such other agree-ments shall survive the death or disability of the Subscriber and shall be binding upon and inure to the benefit of the parties and their respective heirs, executors, administrators, successors, legal representatives and permitted assigns. If the Subscriber is more than one person, the obligations of such persons hereunder shall be joint and several and the representations, warranties, covenants, agreements and acknowledgments of the Subscriber herein contained shall be deemed to be made by and be binding upon each such person and his or her respective heirs, executors, administrators, successors, legal representatives and permitted assigns.


X.  GOVERNING LAW.

This Subscription Agreement shall be governed by and interpreted and enforced in accordance with the internal substantive laws of the State of Nevada without regard to choice of law or conflicts of law principles.


XI.  COUNTERPARTS.

This Subscription Agreement may be executed through the use of separate signature pages or in any number of counterparts, and each of such counterparts shall, for all purposes, constitute one agreement binding on all parties, notwithstanding that all parties are not signatories to the same physical counterpart.


XII.  ENTIRE AGREEMENT.

This Subscription Agreement contains the entire agreement of the parties with respect to the subject matter hereof and there are no representations, warranties, covenants or other agreements or understandings between such parties except as stated or referred to herein.


XIII.  SEVERABILITY.

Any provision of this Subscription Agreement which is invalid or unenforceable in any jurisdiction shall be ineffective to the extent of such invalidity orunenforceability without invalidating or rendering unenforceable the remaining provisions hereof, and any such invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

XIV.  BACK-UP WITHHOLDING.

The Subscriber verifies under penalty of perjury that the Taxpayer Identification Number or Social Security Number shown on the signature page of this Subscription Agreement is true, correct and complete and that the Subscriber is not subject to backup withholding either (a) because the Subscriber has not been notified that it is subject to backup withholding as a result of a failure to report all interest or dividends or (b) because the U.S. Internal Revenue Service has notified the Subscriber that the Subscriber is no longer subject to backup withholding.


XV.  ASSIGNABILITY.

This Subscription Agreement shall not be assignable by the Subscriber without the prior written consent of the Company.


XVI.  GENDER, NUMBER AND HEADINGS.

As used in this Subscription Agreement, the masculine gender will include the feminine and neuter, and vice versa, as the context so requires; and the singular number will include the plural, and vice versa, as the context so requires. As used in this Subscription Agreement, section and subsection headings are for convenience of reference only and shall not be used to modify, interpret, limit, expand or construe the terms of this Subscription Agreement.


THERE IS NO ESTABLISHED MARKET FOR THESE SECURITIES AND THERE MAY NOT
BE ANY MARKET FOR THESE SECURITIES IN THE FUTURE. THE SUBSCRIPTION PRICE OF THESE SECURITIES HAS BEEN ARBITRARILY DETERMINED BY THE COMPANY AND IS NOT AN INDICATION OF THE ACTUAL VALUE OF THESE SECURITIES.

IN WITNESS WHEREOF, the parties have executed this Subscription Agreement this ____ day of _________________, _____.


INDIVIDUAL SUBSCRIBER(S)

_____     Individual Ownership

_____     Joint Tenants with Right of survivorship (both Tenants must
	    sign)

_____     Husband and Wife as Community Property (both Spouses must
	    sign)

_____     Tenants-in-Common (all Tenants must sign)


_____     A Married (Man) (Woman) as (His) (Her) Separate Property

ENTITY SUBSCRIBER

_____     Corporation (Please affix corporate seal on signature page)

_____     Partnership

_____     Trust:         Name of Trustee:  ____________________________________

                         Name of Trust:    ____________________________________

                         Date of Trust Instrument: ____________________________

_______ Other (Explain):________________________________

State of Formation of Entity: _____________________________


A.   Number of Subscribed Shares for which Subscriber is subscribing:


      A.  Purchase Price (the number filled in A.
          multiplied by U.S.$___): U.S. $


FOR INDIVIDUAL SUBSCRIBER(S)


___________________________             ___________________________
Signature                               Name(s) Typed or Printed


___________________________             ___________________________
Social Security No/Government ID        Resident Address


___________________________             ___________________________
Mailing Address, if different           City, State and Zip Code


___________________________             ___________________________




Mailing Address, if different           Country

FOR ENTITY SUBSCRIBER


___________________________             ___________________________
Signature Of Capacity                   Signature of Capacity


___________________________             ____________________________
Name(s) Typed or Printed                Name(s) Typed or Printed


__________________________              ____________________________
Tax Identification No                   Social Security No.


__________________________              ____________________________
Address                                 City, State and Zip Code


__________________________              ___________________________
Mailing Address, if different           City, State and Zip Code



ACCEPTED AS OF THIS ___________DAY OF _______________, _____:

ZSTAR ENTERPRISES, INC., a Nevada corporation


By:  ______________________          Its:   PRESIDENT

                                            ____________________


                                  EXHIBIT 10

                             MANAGEMENT AGREEMENT


THIS AGREEMENT made effective June 20, 1998.

BETWEEN:
				ZSTAR ENTERPRISES, INC.. a body corporate,duly incorporated under the business corporation act of the State of Nevada, having its head office situated at 4323 West 12th Avenue, Vancouver, B.C., Canada

				(hereinafter called the "Corporation")
								OF THE FIRST PART
AND:
				JOIST MANAGEMENT LTD. a body corporate,having its head office situated at 1304 Pik Hoi House, Choi Hung Estate, Kowloon, Hong Kong

				(hereinafter called the "Manager")
								OF THE SECOND PART


WHEREAS:

A. The Corporation requires the services of an administrator/manager to fulfill the day-to-day responsibilities imposed on the Corporation; and

B. The Manager has agreed to act as administrator/manager of the Corporation;

NOW THEREFORE THIS AGREEMENT WITNESSETH that for and in consideration of the premises, the mutual covenants and agreements herein contained the parties hereto hereby agree as follows:

1. The Corporation hereby agrees to retain the services of the Manager.

2. The retention of the Manager shall be for a period of one (1) year commencing June 1, 1998, and continuing thereafter from year to year unless and until terminated as hereinafter provided.

3. The Manager shall serve the Corporation and any subsidiaries from time to time owned by the Corporation in such capacity or capacities and shall perform such duties and exercise such powers as may from time to time be determined by Resolution of the Board of Directors of Corporation.

4. Notwithstanding the control vested in the Board of Directors with respect to the activities of the Manager, the Manager shall have from the date of commencement of this Agreement, the authority and responsibility to deal with the following subject matters:

a. maintaining the services of professionals for the purpose of reviewing all prospects introduced to the Corporation for investment or participation;
b. selecting on the basis of evaluations provided by professionals after consideration of the risk factors involved, suitable properties for acquisition and participation;
c. negotiating for and obtaining the services of operators for the Corporation's prospects, or if the Corporation is the operator, negotiating for and obtaining the services of professionals;
d. conducting on-site inspections of all projects undertaken by the Corporation;
e. arranging for and securing financing for the Corporation as may be permitted by regulatory bodies;
f. arranging for timely disclosure of all material facts in the affairs of the Corporation;
g. arranging for the collection of all receivables and revenue to be obtained by the Corporation;
h.   establishing and maintaining suitable banking relations;
I. ENSURING THE MAINTENANCE OF PROPER ACCOUNTING RECORDS AND COMPILING MONTHLY STATEMENTS OF THE SOURCE AND APPLICATION OF FUNDS;
j. arranging for payment of all payables of the Corporation and/or any subsidiaries;
k.   perusing and replying to all corporate inquiries and correspondence;
l. securing and obtaining for the benefit of the Corporation competent tax advice, legal advice and services and accounting services; and
m. all such other duties as may be imposed upon the Manager from time to time due to the nature of the Corporation's business.

5. The remuneration of the Manager for its services hereunder shall be at the rate of USD$10,000.00 per month (together with any such increments thereto as the Board of Directors of the Corporation may from time to time) inclusive of all administrative, office, traveling and out-of-pocket expenses actually and properly incurred by it in connection with its duties hereunder.

6. Any notice required or permitted to be given hereunder to the Manager or to the Corporation shall be given by registered mail,postage prepaid, addressed to the Manager or the Corporation at their respective registered offices from time to time in existence. Any notice mailed as aforesaid shall be deemed to have been received by the Addressee on the second business day following the date of mailing.

7.   This Agreement may be terminated:
a.   by the Manager on five (5) days written notice to the Corporation; or
b.   by the Corporation on five (5) days written notice to the Manager.

8. The provisions of this Agreement shall be governed by and interpreted in accordance with the laws of Hong Kong.


IN WITNESS WHEREOF, the parties hereto have hereto caused these presents to be executed, as of the day and year first above written.



s/ Fred Tham                       s/ Chui Keung Ho
-----------------------------      -----------------------------
Joist Management Ltd.              Zstar Enterprises, Inc.

                                   [LETTERHEAD]

LYNX
INTERNET AND MARKETING


Page 1 of 2

                      WEB DEVELOPMENT AND HOSTING AGREEMENT

Oct 15, 1998

Zstar Enterprises Inc.
4323 West 12th Avenue
Vancouver, BC V6R 2P9

TERMS & CONDITIONS OF PROPOSED PROJECT - APEX HOLIDAYS

1.   Applicable taxes upon invoicing. All prices are subject to change.

2. 50% of total project sum as deposit is required for the job to proceed. Remaining balance is required prior to job completion. Please make cheque payable to "LYNX INTERNET.

3.   All deposits are non-refundable.

4. Client is responsible for payments charge by the InterNIC. (InterNIC, the US Domain Authority, will invoice your organization separately for the annual fee for domain name maintenance of US$35 per year (ongoing). They collect the first two years payment, US$70, in advance. There are no other costs or charges to reserve your domain.)

5. Under no circumstances, shall LYNX INTERNET be liable for any direct, indirect lost or damages from any interruptions, lost of contents, email or files deletion, errors, viruses or lost of data, whether or not limited to acts of God, communications/hardware/equipment failure, theft, destruction or unauthorized access to LYNX INTERNET's facilities.

6. All custom programs that Lynx developed are owned by Lynx Internet. No alternation or modification is allowed without Lynx's permission.


7. Lynx reserved the right to terminate the right to use our programs. Such circumstances may include termination of contract, network abuse.

8. All prices quoted in this proposal valid for 30 days since the proposal preparation date.

9. By signing the contract, the client agrees to the terms and conditions mentioned above and the "Policy Agreement for Internet Users" below.

POLICY AGREEMENT FOR INTERNET USERS

I.   User Accounts

1. User accounts on LYNX INTERNET arc to be used by the person in whose name the account created. Business accounts are to be used only by the members of the group or organization named by the account Exceptions will only be accepted with the authorization by LYNX INTERNET.

2.   All accounts are granted subject to compliance with this policy statement.

3. The Administration of LYNX INTERNET reserves the right to remove any account from this system without giving notice of intention to do so. Any account balance will be refunded according to the guidelines m item 4 below.

4. Full or partial refunds may be requested subjected to the following circumstances: "account holder has not successfully make use of the LYNX INTERNET account within a period of five (5) working days (must be verified by our technical staff).

5. No refunds are given with reasons other then the above circumstances mentioned at section 4.

6. All account termination must be confirmed with a written confirmation from the account holder, with full account information including login name, password, and account holder's address. Confirmation letter must be received by LYNX INTERNET before the due date of the account via fax, mail, or email format.

7. Any bank charges incurred by LYNX INTERNET because of NSF cheques or similar circumstances will be charged back to the member's account along with a service charge of $25.

II.  Unauthorized Use of Facilities

1. LYNX network system may not be used to harass any member, non-member, or system operator.

2. No member of this system shall use the system to encourage facilitate, or engage illegal activities.

3. Members shall make use of LYNX INTERNET services in a manner which will not interfere with reasonable use by other members.

4. Line Camping - When a user has established a dialup connection to our network but is not performing any meaningful activity, they are classified as `camping out" and is not permitted. This applies to all business and personal accounts. Every user is expected to make very effort to read messages offline, LYNX INTERNET has the right to determine on it's own whether a user is camping out on the lines. Accounts found guilty of line camping out will be immediately suspended without notice, and without refund.

5. Account Sharing and Multiple Logins Account sharing is when two or more users share either a personal or business account. Multiple logins are when two or more users arc logged into an account simultaneously. Users are responsible for maintaining the secrecy of their passwords. If a user suspects that someone may know his/her password, he/she should change the password immediately and notify.

6. LYNX INTERNET. Once LYNX INTERNET detects there arc users sharing their account or multiple logins, these accounts will be suspended without notice and without refund.

WITHOUT LIMITING THE GENERALITY OF THE ABOVE, THE FOLLOWING ARE SAME EXAMPLES OF THE UNAUTHORIZED USE OF FACILITIES





1. Attempting to circumvent security systems on any facility, or the use of a computer account without authorization;

2. Developing or using programs that harass other users of the Facilities or that damage the software or hardware components of the Facility and placing any destructive or nuisance programs such as a virus in the Facilities;

3 Using the Facilities, particularly electronic mail and bulletin boards to send fraudulent, harassing or obscene messages;

4. Transmitting commercial or personal advertisements, solicitations or promotions using the Facilities:

5. Unless authorized by the Administration, reading, obtaining copies of or modifying data files, programs or passwords belonging to other computer users without the permission of those other computer users;

6. Breaching the terms and conditions of a software licensing agreement to which LYNX INTERNET is a party.

III. Penalties

1. Persons found to have used the Facilities for unauthorized use or who have misused the Facilities are subject to legal action in accordance with applicable policies and collective agreements.

2.   Failure to comply with these guidelines may result in account termination.


IV.  Changes In This Policy

This policy statement is subject to change without notice.

/s/ Elaine Hsu
Project Manager
Lynx Internet & Marketing



/s/ Chui Keung Ho
President
Zstar Enterprises Inc.

          MANAGEMENT AGREEMENT

THIS AGREEMENT made effective July 1, 1999.

BETWEEN:

     ZSTAR ENTERPRISES, INC.. a body corporate, duly incorporated under the business corporation act of the State of Nevada, having its head office situated at 4323 West 12th
Avenue, Vancouver, B.C., Canada

 (hereinafter called the "Corporation")

OF THE FIRST PART

AND:

     JOIST MANAGEMENT LTD. a body corporate, having its head office situated at 1304 Pik Hoi House, Choi Hung
Estate, Kowloon, Hong Kong

 (hereinafter called the "Manager")

OF THE SECOND PART


WHEREAS:

     The Corporation requires the services of an administrator/manager to fulfill the day-to-day responsibilities imposed on the Corporation; and

          The Manager has agreed to act as administrator/manager of the Corporation;

NOW THEREFORE THIS AGREEMENT WITNESSETH that for and in consideration of the premises, the mutual covenants and agreements herein contained the parties hereto hereby agree as follows:

     1. The Corporation hereby agrees to retain the services of the Manager.

     2.   The retention of the Manager shall be for a period of one
     (1) year commencing July 1, 1999, and continuing thereafter from year to year unless and until terminated as hereinafter provided.

     3. The Manager shall serve the Corporation and any subsidiaries from time to time owned by the Corporation in such capacity or capacities and shall perform such duties and exercise such powers as may from time to time be determined by Resolution of the Board of Directors of Corporation.

     4. Notwithstanding the control vested in the Board of Directors with respect to the activities of the Manager, the Manager shall have from the date of commencement of this Agreement, the authority and responsibility to deal with the following subject matters:

               a) maintaining the services of professionals for the purpose of reviewing all prospects introduced to the Corporation for investment or participation;
               b) selecting on the basis of evaluations provided by professionals after consideration of the risk factors involved, suitable properties for acquisition and participation;
               c) negotiating for and obtaining the services of operators for the Corporation's prospects, or if the Corporation is the operator, negotiating for and obtaining the services of professionals;
               d) conducting on-site inspections of all projects undertaken by the Corporation;

               e) arranging for and securing financing for the Corporation as may be permitted by regulatory bodies;
               f) arranging for timely disclosure of all material facts in the affairs of the Corporation;
               g) arranging for the collection of all receivables and revenue to be obtained by the Corporation;
               h) establishing and maintaining suitable banking relations;
               i) ensuring the maintenance of proper accounting records and compiling monthly statements of the source and application of funds;
               j) arranging for payment of all payables of the Corporation and/or any subsidiaries;
               k) perusing and replying to all corporate inquiries and correspondence;
               l) securing and obtaining for the benefit of the Corporation competent tax advice. legal advice and services and accounting services; and
               m) all such other duties as may be imposed upon the Manager from time to time due to the nature of the Corporation's business.

     5. The remuneration of the Manager for its services hereunder shall be at the rate of USD$10,000.00 per month (together with any such increments thereto as the Board of Directors of the Corporation may from time to time) inclusive of all administrative, office, traveling, and out-of-pocket expenses actually and properly incurred by it in connection with its duties hereunder.

     6. Any notice required or permitted to be given hereunder to the Manager or to the Corporation shall be given by registered mail, postage prepaid, addressed to the Manager of the Corporation at their respective registered offices from time to time in existence. Any notice mailed as aforesaid shall be deemed to have been received by the Addressee on the second business day following the date of mailing.

     7.   This Agreement may terminated:
               a) by the Manager on five (5) days written notice to the Corporation; or
               b) by the Corporation on five (5) days written notice to the Manager with an early contract termination payout of $25,000.

     8. The provisions of this Agreement shall be governed by and interpreted in accordance with the laws of Hong
     Kong.

IN WITNESS WHEREOF, the parties hereto have hereto caused these presents to be executed, as of the day and year first above written.


/s/                                /s/
Joist Management Ltd.             Zstar Enterprises, Inc.


                                  EXHIBIT 21

Apex Canadian Holidays Ltd., a British Columbia, Canada corporation is a wholly-owned subsidiary of the Company.

Apex Canadian Holidays Ltd. also does business under the name "Apex."


                                  EXHIBIT 27