Form 10QSB
period 2000-05-31
ZSTAR ENTERPRISES INC
filed 2000-07-14
CIK 1074457

ZSTAR ENTERPRISES INC




Filing Type: 	10QSB


Description:	Quarterly Report


Filing Date:	July 17, 2000


Period End:		May 31, 2000


Primary Exchange:	Over the Counter
			Includes OTC and
			OTCBB

Ticker:		ZSTR













                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

               (Mark One)

[X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 31, 2000

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

       --------------------------------------------------------------
               (Former name, former address, and former fiscal year,
                           if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file suchreports), and (2) has been subject to such filing requirements
for the past 90 days.             Yes   X    No
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, $0.001 par value as of July 14, 2000 was 10,550,000 shares.

Transitional Small Business Disclosure Format (Check one):
             Yes      No  X
                 -----   -----

 		ZSTAR ENTERPRISES, INC.

		TABLE OF CONTENTS
					                                     PAGE



PART I.    FINANCIAL INFORMATION			         3

Item 1.     Interim Financial Statements
		          (Unaudited)as at May 31, 2000	  3

            Consolidated Balance Sheet      3

		          Consolidated Statements of
		          Operations 					                4

          		Consolidated Statements of Cash
		          Flows 					                     5

            Notes to Consolidated Financial
          		Statements                      6-10


Item 2.     Management's Discussion and Analysis
		          or Plan of Operation             11

PART II.    OTHER INFORMATION				            21

Item 1.     Legal Proceedings                21

Item 2.     Changes in Securities            21

Item 3.     Defaults Upon Senior Securities  21

Item 4.     Submission of Matters to a Vote
            of Security Holders              21

Item 5.     Other Information                21

Item 6.     Exhibits and Reports on Form 8-K 21

SIGNATURES                          		       22

EXHIBIT 27                                   23

     				PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             ZSTAR ENTERPRISES, INC.
                             (a Nevada Corporation)

        				ZSTAR ENTERPRISES, INC.
      			    Consolidated Balance Sheets
           				  (in U.S. Dollars)



                                 May 31, 2000        February 29, 2000
                                  (Unaudited)

ASSETS
Current Cash Assets		            $    130,607		$      165,597
Accounts receivable			                 30,169			       10,518
Prepaid expenses				                    4,631			        4,644
    Total Current Assets		            165,407			      180,759

Fixed assets-net (Note 3)		             1,600			        1,695

Goodwill (net of accumulated
    authorization of $9,135)		         64,857			        66,886

TOTAL ASSETS			                  $    231,864		$      249,340



LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
 Accounts payable and
   accrued expenses              $     88,240		$       57,513
 Deposits					                         12,870		        11,734
 Notes payable shareholder (Note 4)   250,000			      250,000

	Total Current Liabilities	           351,110			      319,247

Commitments and contingencies           -			          -

Shareholders' Equity (Note 6)
 Common stock, 30,000,000 shares
 authorized $.001 par value; issued
 and outstanding 10,550,000 at
 May 31, 20000 and February 29, 2000    10,550         10,550
Capital in excess of par value	        242,950        242,950
Deficit					                          (373,470)      (324,242)
Accumulated comprehensive income           724            835
    Total Shareholder's Equity	       (119,246)			    (69,907)
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY		            $    231,864		   $   249,340


   				See Notes to Financial Statements

				ZSTAR ENTERPRISES, INC.
 			Consolidated Statements Of Operations
           			  (in U.S. Dollars)
                 (Unaudited)


                                    3 months ended
						                      May 31, 2000       May 31, 1999

Sales revenues				        $    125,858	   $      176,237

Costs of sales					             96,909		         156,234

Gross profit					               28,949            20,003

General and administrative
expenses (Note 5)               78,177		     29,302

Loss before (benefit) provision
for taxes	                     (49,228)		    (9,299)

(Benefit) provision for
income taxes (Note 7)              -    	     -

Net (loss)						               (49,228)		    (9,299)

Other comprehensive Income
(Note 8)		                         111 	            -



Comprehensive Income			       $(49,117)    $(9,299)

Basic and diluted (loss) per
share	                        $ (0.00)     $ (0.00)

Comprehensive income per
share                         $ (0.00)     $ (0.00)

Basic and diluted average shares
outstanding					              10,550,000    10,550,000






























					See Notes to Financial Statements

					ZSTAR ENTERPRISES, INC.
 				Consolidated Statements Of Cash Flows
           				  (in U.S. Dollars)
              			     (Unaudited)






                                               3 months ended
                                          May 31, 2000     May 31, 1999

Operating Activities
   Net (loss)				                      $    (49,228)   $      (9,299)
   Adjustments to reconcile net (loss)
   to net cash used by operating activities:
Depreciation and amortization				             2,175	     	     1,943
Management contribution of services with
no cash consideration						                     -	       	    10,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable		          (19,651)	        (8,867)
Decrease in prepaid expenses				                  13	    		     -
Increase in deposits					                      1,136    			     -
Increase in accounts payable			               30,727 	        42,611
Net cash (used) by operating activities	     (34,828)	        36,388


Investing Activity
  Purchase of fixed asset			                      (51)      		  -
  Net cash provided (used) by increasing activity (51)		        -


Financing Activities
  Payment of Promissory note				                    -   		    (50,000)
  Cumulative foreign currency transaction
    adjustment						                              (111)	        -
  Net cash provided by financing activities       (111)       (50,000)
  Decrease in cash				                         (34,990)       (13,612)
  Cash at beginning of period			               165,597         88,165
  Cash at end of period			                 $   130,607     $   74,553


Supplemental Disclosures of Cash Flow information:
Cash paid during year for:
    Interest				                           $     9,500     $
    Income taxes                           $        -      $    -


















				See Notes to Financial Statements

        				ZSTAR ENTERPRISES, INC.
		NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              			   May 31, 2000


Note 1-          ORGANIZATION & OPERATIONS

          Zstar Enterprises, Inc. (the
          "Company") was organized under the
          laws of the State of Nevada on June
          17, 1998.  The Company provides
          internet-based hotel discounting
          services.

          On February 28, 1999 the Company
          acquired all of the issued and
          outstanding shares of stock of Apex
          Canadian Holidays Ltd., a British
          Columbia, Canada corporation ("Apex").
          Apex operates as a wholesaler and
          seller of hotel accommodations and
          land tour operator.

          The accompanying unaudited financial
          statements have been prepared by Zstar
          Enterprises, Inc. in accordance with
          the rules and regulations of the
          Securities and Exchange Commission for
          interim financial statements.
          Accordingly, certain information and
          footnote disclosures, normally
          included in financial statements
          prepared in accordance with generally
          accepted accounting principles, have
          been condensed or omitted pursuant to
          such rules and regulations.  In the
          opinion of management of the Company,
          the unaudited financial statements
          reflect all adjustments consisting
          only of normal recurring adjustments,
          necessary for a fair presentation of
          the Company's financial position at
          May 31, 2000, its operating results
          for the three months ended May 31,
          2000 and 1999 and cash flows for the
          three months ended May 31, 2000 and
          1999.

          The banlance sheet at February 29,
          2000 has been derived from the
          Company's audited consolidated
          financial statements as of that date.
          These financial statements and the
          notes should be read in conjunction
          with the Company's audited
          consolidated financial statements and
          notes thereto contained in the
          Company's Form 10-KSB.

          The results of operations for the
          three months ended May 31, 2000 are
          not necessarily indicative of the
          results that may be expected for
          future quarters or the year ended
          February 29, 2000.

Note 2-          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.     Basis of Accounting

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Apex Canadian Holidays Ltd.
          All significant intercompany accounts and transactions have been eliminated.


          b.     Use of Estimates

          The preparation of financial statements in conformity with general accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.


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


        				ZSTAR ENTERPRISES, INC.
		NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              			   May 31, 2000


          f.     Foreign Exchange Translation

          The Company translates the accounts of its self-sustaining foreign subsidiaries using the current rate method. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the rate of exchange in effect on the dates on which items are recognized in income during the period. Translation adjustments arising from the changes in exchange rates will be recorded as a foreign currency translation adjustment in shareholders' equity. These adjustments are not reflected in income until realized through a reduction in the Company's net investment in such operations.

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

          i.     Income Taxes

          the Company applies the policies of Statement of Financial Accounting Standards No. 109.
          Accounting for Income taxes, which requires use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.


          The Company reports earnings (loss)per share in accordance with SFAS NO. 128, "Earnings
          Per Share", which requires the reporting of both basic and diluted earnings per share.
          Net income (loss) per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
          Because the Company has no common stock
          equivalents, no difference exists between basic and diluted earnings per share.

          j.     Comprehensive Income

          Comprehensive Income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources. The
          Company has presented a statement of
          operations that includes other comprehensive income.

Note 3-   FIXED ASSETS
                           		May 31, 2000    February 29, 2000

          Computer                  $      3,177    $     3,177
          Furniture and Equipment            856            805
                                           4,033          3,982
          Less accumulated depreciation   (2,433)        (2,287)
                                    $      1,600    $     1,695
        			ZSTAR ENTERPRISES, INC.
	   NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           May 31, 2000


Note 4-   SHORT TERM BORROWINGS

          Short term borrowings consisted
          of the following:         May 31, 2000    February 29, 2000

           Note payable shareholder $   250,000       $   250,000


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

Note 5-   RELATED PARTY TRANSACTIONS AND MANAGEMENT SERVICES

          Joist Management Ltd. is related by
          management contract to provide
          administrative and general office
          services to the Company.  None of the
          shareholders, officer or directors of
          the Joist Management Ltd. are
          shareholders of Zstar Enterprises,
          Inc.  The Company paid management fees
          of $30,000 to Joist Management, Ltd.
          for the period (1999-nil) on a
     	    month-to-month basis.

          The Company does not have a
          compensation plan for its officers and
          directors.  An estimate of the fair
          value of management services of
          $10,000 has been provided in these
          financial statements to reflect the
          value of management contributions to
          the Company during the withdrawal of
          Joist Management Ltd. for the period
          from March 1 to June 30, 1999.

Note 6-   SHAREHOLDERS EQUITY

          In June 1998, the Company issued
          1,500,000 shares of its Common Shares
          to its initial shareholders for a cash
          consideration of $1,500.00 ($0.001 per
          share).

          In July 1998, the Company issued an
          additional 9,000,000 shares of its
          Common Stock for a cash consideration
          of $90,000 ($0.01 per share).

          In October 1998, the Company issued
          50,000 Common Shares for a cash
          consideration of $150,000 ($3.00 per
          share) and incurred $8,000 of offering
          expenses.

Note 7-   INCOME TAXES

          The provision (benefit) for income
          taxes consisted of the following:
                                                   Period ended:
                                         May 31, 2000     May 31, 1999

          Current:
            Federal tax expense          $    (17,000)   $     (3,000)
            State tax expense                  (2,000)   $     (1,000)

	    Deferred:
            Federal tax expense          $     17,000    $      3,000
            State tax expense                   2,000    $      1,000
                                         $       -       $       -

        			ZSTAR ENTERPRISES, INC.
	NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              		   May 31, 2000


          A reconciliation of differences
          between the statutory U.S. federal
          income tax rate and the Company's
          effective tax rate follows:

                                 			Period ended:
                                     May 31, 2000       May 31, 1999

          Statutory federal income tax         34%              34%
          State income tax-net of
              federal benefit                   5%                5%
          Valuation allowance                 -39%              -39%
                                                0%                0%

          The components of deferred tax assets
          and liabilities were as follows (in
          thousands:

              						Period ended:
                                     May 31, 2000       May 31, 1999

       Deferred tax assets:
        Net operating loss
          carry forwards             $    149,000       $     77,000
        Total deferred tax assets    $    149,000       $     77,000
        Valuation allowance          $   (149,000)      $    (77,000)
       Net deferred tax assets       $       -          $       -

          SFAS No. 109 requires a valuation
          allowance to be recorded when it is
          more likely than not that some or all
          of the deferred tax assets will not be
          realized.

          The Company recognized losses for the
          periods ended May 31, 2000 and May 31,
          1999.  The amount of net operating
          loss carryforwards are approximately
          $373,000 and $200,000.  The net
          operating loss carryforwards, if not
          utilized, will expire in the years
          2006 through 2008.

Note 8-   COMPREHENSIVE INCOME

          Accumulated other comprehensive income consists of the following:

						                              May 31, 2000       May 31, 1999

	    Foreign currency
          translation adjustment    $      (111)       $       -

          A summary of the component of other
          comprehensive income for the year
          ended May 31, 2000 is as follows:

                                  Before-Tax     Income     After-Tax
                                  Amount          Tax       Amount

Net foreign currency
translation adjustment          $     724       $    -      $   724

Other comprehensive income      $     724       $    -      $   724


Note 9.   RECONCILATION TO ACCOUNTING PRINCIPLES
          GENERALLY ACCEPTED IN THE UNITED STATES

          There are no significant differences
          between Canadian and U.S. accounting
          principles requiring adjustment to the
          financial statements of the Company.
          Any changes to the Company's financial
          statements as a result of an
          accounting pronouncement issued but
          not yet adopted by the Company are
          immaterial.



				ZSTAR ENTERPRISES, INC.
		NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              		  May 31, 2000

Note 10-  MERGER PROPOSAL

          On June 1, 2000, the Company announced
          that, subject to shareholder approval,
          it has entered into a merger agreement
          with OnVantage, Inc., a privately held
          Delaware corporation.  Under the terms
          of the merger agreement, OnVantage
          will become a wholly owned subsidiary
          of the Company.

          At the closing of the proposed merger
          agreement and a proposed $7,500,000
          private placement, the Company will
          have a total of 31,990,000 common
          shares outstanding assuming the
          exercise of 625,000 warrants included
          with the unit offering.

          As a condition precedent to the
          transaction, the Company intends to
          sell its wholly owned subsidiary, Apex
          Canadian Holidays Ltd.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
		          OPERATION

The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's
Form 10SB12B/A Amended No. 4 Registration Statement and
1999 Annual Report 10KSB filed June 6, 2000.

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

OVERVIEW

Zstar Enterprises, Inc. ("Company") has incurred significant net losses since the Company's inception. As of May 31, 2000, the Company had an accumulated deficit of $373,470.


The Company was organized under the laws of the State on Nevada on June 17, 1998. The Company is a Nevada corporation formed by a small founding group with the intention of (i) providing internet - based hotel discounting services, and (ii) serving as a holding company for one or more future business. The Company recently identified a business it intends to merge with (see Recent
Developments, below). As part of this intended merger, the Company no longer expects to provide internet - based hotel discounting services.

RECENT DEVELOPMENTS

The Board has adopted a Merger Agreement ("Merger") with OnVantage, Inc., a Delaware corporation ("OnVantage"), in which a wholly owned subsidiary of Zstar, a Delaware corporation ("Zstar") Subsidiary"), will merge into OnVantage, and OnVantage will be the surviving corporation of the merger ("Surviving Corporation"). The Board has determined that the Merger Agreement is in the best interest of Zstar.

OnVantage was incorporated with the State of Delaware on February 25, 1999. OnVantage is an Internet software and marketing company that, through OnVantage's Microportal interface, allows selected customers, known as "Affinity Partners", to offer free or customer subsidized ISP service. Affinity Partners offer such ISP service and other value oriented opportunities through the Affinity Partner's own personalized, branded Microportal (licensed from and powered by OnVantage), allowing them to maximize the value of their existing customer base.

When the merger is completed on July 17, 2000, holders of OnVantage Common Stock will receive 20,190,000 Shares of Common Stock of Zstar ("Zstar Shares") in exchange for the Total Capital Stock of OnVantage. Current Zstar shareholders will continue to hold their existing Zstar Shares after the Merger. PLEASE NOTE THAT THE MERGER WILL RESULT IN A CHANGE OF CONTROL OF ZSTAR. AFTER THE EXECUTION OF THE MERGER, CURRENT ONVANTAGE SHAREHOLDERS WILL OWN 63.11% OF ZSTAR.

The Proposed Stock Option Plan

The Board is seeking authorization to adopt a stock option plan ("2000 Omnibus Equity Incentive Plan"). The maximum aggregate number of shares of common stock subject to the 2000 Omnibus Equity Incentive Plan is 5,000,000. the shares may be authorized but unissued, or required common stock. Within the first 12 months from the Closing of the Merger, total additional issuances under option grants shall not exceed 3,325,000 shares. Notwithstanding such limitation, any issuances of options under the Stock Plan would result in further dilution of current Zstar shareholders.

The Proposal to Authorize an Undesignated Class of Preferred
Stock

The Board is seeking consent for the authorization of an undesignated class of preferred stock ("Preferred Stock"). Currently, the issuance of Preferred Stock is not authorized under Zstar's Article of Incorporation. The terms and description of the class of preferred stock are undefined at the date of this Definitive Information Statement. The Board of Directors has requested that the shareholders grant the Board of Directors the authority to fix the dividend rate and establish the provisions, if any relating to voting rights, redemption rate, sinking fund, liquidation preferences and conversion rights for any series of Preferred Stock issued in the future. Such preference may place holders of Preferred Stock in a superior position to holders of Zstar Common Stock.

The Proposal for Name Change

The Board  believes the name of Zstar Enterprises, Inc.
should be changed to OnVantage, Inc. In order to avoid any confusion with the Surviving Corporation of the Merger, which is also known as OnVantage, Inc., it is expected that the name of the Surviving Corporation will be changed to OnVantage Technologies, Inc.

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

On February 28, 1999, the Company acquired all of the issued and outstanding shares of stock of Apex Canadian Holidays Ltd. Apex is a Canadian private company, incorporated on October 24, 1996, with principal offices in British Columbia, Canada. The management and staff of Apex have over 25 years of combined hospitality industry experience. Apex specializes in the sale of hotel rooms (retail and wholesale) and land tour packages primarily in the Asian and North American markets.

Proposed Sale of Apex

As a condition precedent to the Merger, the Board seek authorization to sell Apex Canadian Holidays Ltd., a wholly owned subsidiary of Zstar and incorporated under the laws of the Province of British Columbia ("Apex"), in the event the Board, in its discretion deems such a sale necessary or preferable. In conjunction with the sale, Apex will sever all corporate ties with Zstar and exist as an independent entity.

The Company also intends to hire additional employees as needed to implement the Company's product development efforts. In addition, the Company propose to further expand the Company's sales force and marketing team to develop new and existing strategic relationships and strengthen the Company's brand name as the Company enters new markets. Lastly, the Company anticipate incurring additional costs related to being a public company, including director's and officer's liability insurance, investor relation programs and professional service fees. As a result of these expenditures and other related factors, the Company expects to continue to incur losses for the for the foreseeable future.


To meet its immediate working capital requirements, the Company has secured a short-term loan in the amount of $250,000 from an existing shareholder of the Company.
This is evidenced by an unsecured promissory note bearing interest at 8% per annum dated August 17, 1999, which is payable by the Company on demand by the Lender.
For further detail - See Form 10SB12B/A Registration
Statement Amendment No. 4, Filing Date September 28, 1999 -
PART III (Exhibit 99)


OVERVIEW

Zstar Enterprises, Inc. (the "Company") has incurred significant net losses since the Company's inception. As of May 30, 2000, the Company had an accumulated deficit of $373,470.

The Company was organized under the laws of the State on Nevada on June 17, 1998. The Company was formed by a small founding group with the intention of (i) providing internet
-based hotel discounting services, and (ii) serving as a holding company for one or more future businesses not yet identified.

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

REVENUES - The Company currently operates as a wholesaler and reseller of hotel accommodations and land tour operator. Apex is responsible for collection of the amounts due from customers and for payment to the supplier (i.e. third parties). Revenue is recognized at the time that the transaction is confirmed. The Company believes that future revenues will result largely from the operations of its OnVantage Technologies, Inc. subsidiary.

COST OF REVENUE - The Company expects future cost of revenues will consist of payments to third parties including, resellers of advertising space, representatives selling OnVantage internet services, and profit participation payable to strategic alliance partners and others.



SALES AND MARKETING EXPENSES - The cost of sales was $96,909. The Company expects that future costs will consist primarily of costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's website microportal. As a result of its plan to expand its operations through internal growth, the Company expects these costs to increase in absolute dollars, while decreasing as a percentage of revenue. However, the Company's projections may change if the merger with OnVantage is not completed.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses currently consist of management, consulting fees (mainly website development), accounting, legal and expenditures for applicable overhead costs such as office rent, wages and benefits, etc. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business. However, the Company's projections may change if the merger with OnVantage is not completed.


RESULTS OF OPERATIONS

Three Months Ended May 31, 2000 Compared To Three Months
Ended May 31, 1999

The Company's net revenues for three months ended May 31, 2000 and 1999 were $125,858 and $176,237 respectively, a decrease of approximately 29% from the same period in 1999. The decrease was primarily due to the increasing competition in the markets in which the Company competes. Revenues for 2000 were mainly from the sale of non-internet hotel bookings. The Company believes that future revenues will result largely from the operations of its OnVantage Technologies, Inc. subsidiary.

The Company's cost of revenues, mainly to third parties, for the quarter ended May 31, 2000 and 1999 were $96,910 (77% of revenue) and $156,234 (88.6% of revenue) respectively, a decrease of approximately 38% from the same period in 1999. This dollar decrease in expenses was due to the decrease in sales.

The Company expects that future costs will consist primarily of the operations of its OnVantage Technology, Inc. subsidiary.

General and administrative expenses consist primarily of amortization, compensation and benefits for personnel, rent, management and professional fees, and office related expenses. The Company's general and administrative expenses for the quarter ended May 31, 2000 and 1999 were $78,177 (62.1% of revenue)
and $29,302 (16.6% of revenue) respectively, an increase of approximately $48,875 or 266.8% from the same period in 1999. This dollar increase in expenses was incurred in part as a result of hiring Joist Management Ltd. under a management contract to provide administrative and general office services to the Company. None of the shareholders, officer or directors of Joist Management Ltd, are shareholders of Zstar Enterprises, Inc. The Company paid management fees of $30,000 to Joist Management Ltd. for the 2000 fiscal year (1999 - nil) on a month to month basis.

The Company does not have a compensation plan for its officers and directors. An estimate of the fair value of management services of $10,000 has been provided in these financial statements to reflect the value of management contributions to the Company during the withdrawal of Joist
Management Ltd. for the period from March 1 to June 30,
1999.


The Company's net loss for the quarter ended May 31, 2000 and 1999 were ($49,229) (39.1% of revenue) and ($9,299)
(5.2% of revenue) respectively, an increase of approximately ($39,930) or 529% from the same period in 1999.
The increase was due to greater general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
Since the Company's inception, the Company have financed the Company's operations and capital expenditures primarily through the sale of stock and net cash provided from operations.

The Company's free cash flow, defined as net income/loss plus non-cash items, decreased in deficiency by ($49,974) to ($47,054) for the three months ended May 31, 2000.
Working capital deficiency as of May 31, 2000 and May 31,
1999 was ($34,990) and ($19,467) respectively, and cash balances were $130,607 and $68,698 at the same dates.

For the three months ended May 31, 2000, net cash used in operating activities was ($34,829) compared to cash used in operating activities of ($89,367) for the same period in 1999. Net cash used in operating activities for 2000 consisted mostly of loss from operations, increases in accounts receivable, offset by increases in accounts payable, and non cash charges such as depreciation and amortization.

Net cash used in financing activities was $(111) for the three months ended May 30, 2000 and $50,000 for the same period in 1999. Financing activities for 2000 resulted from foreign currency translation adjustments. Financing activities for 1999 resulted from payment of the promissory note to Apex Travel for the Apex Acquisition.

Net cash used in investing activities was $(51) for the three months ended May 31, 2000 and $0 for the same period in 1999. The Company's investing activities consisted of capital expenditures.

The Company expect expenses to continue to increase for the foreseeable future as it continue to evaluate possible strategic acquisitions, products and technologies, expand the Company's sales and marketing programs, and conduct aggressive brand promotions.

It is anticipated that on July 17, 2000, the Company will complete a private placement offering for the sale of 625,000 Units at $6.00 per Unit (the "Offering"). Each Unit will be comprised of one Share of Common Stock of Zstar and one purchase warrant ("Purchase Warrant"). Each Purchase Warrant entitles the holder to acquire one Share of Common Stock in Zstar for $6.00 per a period of two years from the closing of the Merger Agreement. All common shares underlying the Unit are to have demand registration rights and be qualified for resale to the public through an SB-2 registration statement (at the expense of the Company) within 150 days of closing of the Merger Agreement with OnVantage, Inc. on July 17, 2000.

If the Purchase Warrants are exercised, each Purchase
Warrant will be exchanged for one Share of Common Stock in Zstar at $6.00 per Share. If all Units are sold and all Purchase Warrants are exercised, the maximum amount of the Offering will be $7,500,000. The current number of Zstar
Shares is 10,500,000. After the Offering and the exercise of all Purchase Warrants, the total number of Zstar Shares then outstanding will be 11,800,000, excluding any shares distributed as part of the Merger.

The Company believes that this Offering will satisfy the liquidity concerns of the Company for at least the next six months; however, the Company can give no assurances that the Purchase Warrants will be converted or that the Merger Agreement will close on July 17, 2000.


RISKS AND UNCERTAINTIES
Any investment in the Company's common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with other information contained in this quarterly report, the Company's annual report 10KSB and the Company's recently filed Definitive Information Statement on Schedule 14C (filed June 27, 2000), before you decide to buy the Company's common stock. If any of the following risks actually occur, the Company's business would likely suffer. In such case, the trading price of the Company's common stock could decline, and you may lose all or part of the money you paid to buy the Company's common stock.

NO ASSURANCE OF SUCCESSFUL INTEGRATION OF CERTAIN OPERATIONS. Zstar and OnVantage have entered into the Plan of Merger and Reorganization with the expectation that the Merger will result in certain benefits for the two companies. Achieving the anticipated benefits of the Merger will depend in part upon whether the integration of the two companies' businesses is achieved in an efficient and effective manner, and there can be no assurance that this will occur. There can be no assurance that integration will be accomplished on a timely basis, or at all. The integration of certain operations following the Merger will require the dedication of management resources which may distract attention from the day-to-day business of the two companies. Failure to effectively accomplish the integration of the two companies' operations could have an adverse effect on Zstar's business, financial condition and results of operations.

DEVELOPMENT STAGE COMPANY. OnVantage is, and even after the Merger may remain, a development stage company and has recently begun to implement its business plan. The likelihood of success of the OnVantage must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which OnVantage will operate. OnVantage's long-term viability, profitability and growth will depend upon successful commercialization of existing products, and the development and commercialization of new products relative to its business plan. As a development-stage company, OnVantage has no relevant operating history upon which an evaluation of its performance can be made. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive Internet industry.

THE COMPANY MAY NOT ACHIEVE FUTURE PROFITABILITY DUE TO CONTINUED OPERATING LOSSES AND NEGATIVE CASH FLOWS. The
Company have incurred substantial general and administrative, and development costs to create, introduce and enhance the Company's Web site. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continue to incur significant expenses. As a result, the Company will need to generate significant revenues to achieve profitability. Even if the Company does become profitable, it cannot assure you that it can sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than the Company anticipate, or if operating expenses exceed its expectations or cannot be adjusted in response to slower revenue growth, the Company's business will be materially adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements for detailed information related to the Company's uncertain profitability.

The Company may need to raise additional funds in order to fund more aggressive brand name promotions or more rapid expansion, to develop new or enhanced services and products, to respond to competitive pressures or to acquire complementary businesses, technologies or services. Additional financing may not be available on terms favorable to the Company, if at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to fund its expansion, successfully promote its brand name, take advantage of unanticipated acquisition opportunities, develop or enhance services and products or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business. Further, even if the Company can achieve such financing, it may have a significant dilutive effect to existing shareholders.

THE COMPANY CANNOT ASSURE YOU THAT ITS INTERNET PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE. The Company have not sold any Internet based products or services. During the quarter, approximately 100% of revenues were not Internet related. The Company intends to continue to increase its reliance on its Internet services and products. The Company's future profitability

                                  Page 15 of 23


will increasingly rely upon the use of OnVantage's microportal product and services and transaction supported products on the Internet. The Company's ability to obtain market acceptance for its Internet products will depend on the following factors:

       -- the Company's ability to attract users of the
          affinity branded Microportal technology;
       -- the Company's ability to increase awareness of the
          OnVantage brand;
       -- the Company's ability to strengthen user loyalty; -- the Company's ability to offer compelling and interesting content;
       -- the Company's ability to maintain current strategic relationships, and develop new strategic relationships;
       -- the Company's ability to attract a large number of advertisers from a variety of industries that wish to be associated with OnVantage content;
       -- the Company's ability to respond effectively to
          competitive pressures;
       -- the Company's ability to develop and upgrade
          technology;
       -- the Company's ability to attract, retain and
          motivate qualified personnel.
       -- the Company's ability to anticipate and adapt to the changing Internet market.

If the Company's Internet-based products and/or services are not received favorably, it may negatively affect their use of its other products or cause new customers to choose a competitive service over the Company's.

IF THE COMPANY DO NOT SUCCESSFULLY DEVELOP NEW AND ENHANCED
SERVICES AND PRODUCTS, ITS REVENUES COULD DECREASE. The
Company will not be financially successful if it is unable to meet the increasingly sophisticated needs of its customers through timely developments and new and enhanced versions of its services and products. The Company's planned development and enhancement efforts have inherent risks. The Company may experience financial or technical difficulties that could prevent it from introducing new or enhanced services or transaction support products.
Furthermore, these new or enhanced services and products may contain problems that are discovered after the products are introduced. The Company may need to significantly modify the design of these products to correct problems. The Company's business could be materially adversely affected if the Company experience difficulties in introducing new or enhanced services and products or if these services or products are not received favorably by its customers. Finally, development and enhancement of its services and products will require significant additional expenses and could strain the Company's management, financial and operational resources.
The lack of market acceptance of the Company's services or products or its inability to generate satisfactory revenues from such development or enhancements to offset their costs could have a material adverse effect on the business.

IF THE COMPANY CANNOT MAINTAIN THE INTEGRITY AND RELIABILITY
OF ITS PROPRIETARY DATABASE, THE COMPANY MAY NOT BE SUCCESSFUL. The Company cannot assure you that the information in its database will be comprehensive, accurate or timely, particularly as the Company grow. The Company's success is highly dependent on its customers' confidence in the comprehensiveness, accuracy and timeliness of its proprietary database of transactions and the software used to access its database. The Company expects the task of establishing and maintaining such comprehensiveness, accuracy and timeliness during the growth of its business to require substantial effort and expense.

SEASONAL AND CYCLICAL PATTERNS MAY AFFECT THE BUSINESS. The Company believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If the Internet market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in the future. As a result, if the industry follows the same seasonal patterns as those in traditional media, the Company may experience lower advertising revenues in the first and third calendar quarter of each year. Seasonal and cyclical patterns in Internet advertising may also affect revenues.

THE MARKER FOR INTERNET ADVERTISING IS STILL DEVELOPING.
The Company expects to derive a significant portion of revenues from sponsorships and advertising as demand and market acceptance for Internet advertising solutions continues to develop. There are currently no widely accepted standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If these standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Future business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected. Different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of the models will emerge as the industry standard. This makes it difficult to project future advertising rates and revenues. Advertising revenues could be adversely affected if the Company is unable to adapt to new forms of Internet advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

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

INTENSE COMPETITION MAY RENDER THE COMPANY'S SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE. The market for the Company's Internet-related products and services and transaction support products is competitive. The Company cannot assure you that its competitors will not develop services or products that are equal or superior to the Company's or that achieve greater market acceptance. The Company anticipate that the number of direct and indirect competitors will increase in the future and could result in price reductions, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect its business.


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

INCREASED USAGE COULD STRAIN THE COMPANY'S SYSTEMS AND CAUSE SYSTEMS MALFUNCTIONS WHICH COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS. The performance of the Company's Web site, the OnVantage microportal and its supporting infrastructure is critical to its reputation, its ability to attract customers and market acceptance of its Web site. The Company's ability to provide uninterrupted, secure online services depends on its ability to protect its facilities and equipment against damage from fire, earthquakes, power loss, water damage, telecommunications failures, vandalism, computer viruses, hacker attacks and other malicious acts, and similar unexpected material adverse events. Customers may become dissatisfied if a system failure interrupts the Company's ability to provide services. Because the Company's insurance policies have low coverage limits, its insurance may not adequately compensate the Company for any losses that may occur due to system failures or interruptions.

ANY PROBLEMS WITH THE INTEGRITY OF THE INTERNET'S INFRASTRUCTURE OR WITH THIRD PARTY SERVICE PROVIDERS COULD HAVE A MATERIALLY ADVERSE EFFECT ON ITS BUSINESS. The Company's customers will also depend on Internet service providers, online service providers and other Web site operators. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could materially adversely affect the Company's business.

IF THE COMPANY DO NOT ADEQUATELY PROTECT ITS PROPRIETARY RIGHTS, IT COULD HARM ITS BUSINESS OR COMPETITIVE POSITION. It may be difficult to protect the Company's proprietary rights. The Company regards its database and the software used, as well as its various trademarks and copyrights, as proprietary. Despite precautions, it may be possible for unauthorized parties to copy the Company's services or otherwise obtain and use information that the Company regards as proprietary. Existing trade secrets and copyright laws provide only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.S. The steps the Company take may not be adequate to deter misappropriation of proprietary information. The Company also may not be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

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

THE COMPANY MAY NOT BE ABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGES TO THE INTERNET AND INTERNET PRODUCTS. To be successful, the Company must adapt to the rapid technological changes to the Internet and Internet products by continually enhancing its products and services and introducing and integrating new products and services to capitalize on the technological advances in the Internet. This process is costly and the Company cannot assure you that it will be able to successfully integrate its services and products with the Internet's technological advances. The Company could incur substantial costs if the Company need to modify its services or infrastructure in order to adapt to these changes. If the Company incurred significant costs without adequate results or the Company was unable to adapt to rapid technological changes, it could have a material adverse effect on its business.

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

INTERNET SECURITY CONCERNS COULD HINDER INTERNET COMMERCE AND MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.
The Company may be required to expend significant capital and other resources to protect against security breaches on its Web site or to alleviate problems caused by such breaches. If any compromise of the Company's security were to occur, it could damage its reputation and expose the Company to a risk of loss, litigation and possible liability. A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet and other online services, as well as user's desires for privacy, may also inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. The Company's services may involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. The Company cannot assure you that its security measures will prevent security breaches or that its failure to prevent such security breaches will not have a material adverse effect on its business. Credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and the Company are continually monitoring this problem. However, at the present time, the real or perceived risk of theft and fraud could have a material adverse effect on the Company. The Company cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used to protect customer transaction data. A party who is able to circumvent the Company's security measures could misappropriate confidential information or cause interruptions in its operations.

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

Not Applicable.
     (a) None
     (b) None
     (c) None
     (d) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On June 20, the Company submitted a 14C Definitive Information Statement containing several proposals for shareholder approval by written consent in lieu of an annual meeting of shareholders. The shareholders approved, by a majority vote, with 51.34% approving, all of the proposals submitted to them for their written cosent. Among the proposals submitted to shareholders for their written consent were the following:

a. The approval of a reverse triangular merger ("Merger") with OnVantage, Inc. a Delaware Corporation ("OnVantage"), in which OnVantage would become a wholly owned subsidiary of the Company. As part of the consideration for the Merger, holders of OnVantage Common Stock received 20,190,000 Shares of Common Stock of Zstar ("Zstar Shares") in exchange for the Total Capital Stock of OnVantage. The Merger resulted in a change of control of Zstar.

b. The sale of Apex Canadian Holidays, Ltd., a wholly owned subsidiary of Zstar ("Apex") to Ms. Haliun Hongorzul for the cancellation of promissory note in the amount of $250,000 issued by the Company and held by Ms. Hongorzul ("Promissory Note"). For the Cancellation of the Promissory Note, Ms. Haliun Hongorzul received the total capital stock of Apex, 20,000 restricted shares of Zstar common stock, and approximately $15,000 in cash.

c.  Approval of the 2000 Omnibus Equity Incentive Plan
("Stock Option Plan"). The maximum aggregate number of shares of common stock subject to the 2000 Omnibus Equity
Incentive Plan is 5,000,000. Under the Stock Option Plan total additional issuances under option grants shall not exceed 3,325,000 shares within the first 12 months from the Closing of the Merger. Shareholders were informed that any issuances of options under the Stock Plan would result in further dilution of current Zstar shareholders.

d. The creation of an undesignated class of 5,000,000 preferred stock.

e. An increase in the number of authorized shares of common stock from 30,000,000 to 100,000,000.

f. The redomestication of Zstar from the State of Nevada to the State of Delaware.

g.   The change of Zstar's name to OnVantage, Incorporated.

h. The annual election of the Board of Directors. The shareholders approved, by a majority vote, the election of Paul Wiebe, Ken Raasch and Tony Thomopoulos to the Board of
Directors.


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

ZSTAR ENTERPRISES, INC.

July 14, 2000                         /s/ Eric Neil White
---------------------------              ------------------------
Date                                     Signature
                                         Eric Neil White
                                         CEO and President

EXHIBIT 27