Form 10QSB
period 2000-09-20
ZSTAR ENTERPRISES INC
filed 2000-11-14
CIK 1074457

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________to _______________

                        Commission file number 001-14815

                                 ONVANTAGE, INC.
                                 ---------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                                       77-0516686
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

      333 West Santa Clara Street, Suite 1000, San Jose, California, 95113
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 521-6100
                                 --------------
                           (Issuer's telephone number)

                             ZSTAR ENTERPRISES, INC
             595 Burrard Street, Suite 3000, Vancouver, B.C. V7X 1L4
                      Former Fiscal Year: February 29, 2000
             -------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, $0.001 par value as of November 14, 2000 was 31,761,756 shares.

Transitional Small Business Disclosure Format (Check one): Yes      No X
                                                              ----    ----

                                 ONVANTAGE, INC.

                                      INDEX
                                                                                     Page
                                                                                     ----

PART I.    FINANCIAL INFORMATION....................................................   1

Item 1.  Condensed Financial Statements (Unaudited).................................   1

         Condensed Balance Sheets as of September 30, 2000 and December 31, 1999....   1

         Condensed Statements of Operations for the Three Months and Nine Months
         Ended September 30, 2000 and 1999..........................................   2

         Condensed Statements of Cash Flows for the Three Months and Nine Months
         Ended September 30, 2000 and 1999..........................................   3

         Notes to Condensed Financial Statements....................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations..............................................................   6

PART II.  OTHER INFORMATION.........................................................   15

Item 2.  Changes in Securities......................................................   15
Item 4.  Submission of Matters to a Vote of Security Holders........................   15
Item 6.  Exhibits and Reports on Form 8-K...........................................   15

SIGNATURES..........................................................................   16

EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

                                 ONVANTAGE, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                      ASSETS
                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                     2000                1999
                                                                                 ------------        -----------
CURRENT ASSETS
     Cash and cash equivalents.................................................  $    796,959        $    14,800
     Prepaid expenses and deposits.............................................       100,815             14,573
                                                                                 ------------        -----------
          Total current assets.................................................       897,774             29,373

PROPERTY AND EQUIPMENT, net....................................................       583,117             66,668

OTHER ASSETS...................................................................       101,655              5,143
                                                                                 ------------        -----------
          Total Assets.........................................................  $  1,582,546        $   101,184
                                                                                 ============        ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable..........................................................  $    249,969        $   355,809
     Accrued expenses..........................................................        75,651              9,851
     Accrued interest payable..................................................       105,125             22,819
     Related party notes payable...............................................     2,149,413          1,089,413
     Capital lease obligations.................................................        15,450                  -
                                                                                 ------------        -----------
          Total current liabilities............................................     2,595,607          1,477,892

CAPITAL LEASE OBLIGATIONS, LONG TERM...........................................       143,919                  -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock Series A, $1.00 par value, 5,000,000 shares authorized; none
       issued and outstanding..................................................             -                  -
   Common stock, $0.001 par value, 100,000,000 shares authorized; 31,385,000 and
       30,899,224 shares issued and outstanding at September 30, 2000 and
       December 31, 1999, respectively.........................................        31,385             30,899
     Additional paid-in capital................................................     3,844,885            504,273
     Accumulated deficit during development stage..............................    (5,033,250)        (1,911,880)
                                                                                 ------------        -----------
          Total stockholders' deficit..........................................    (1,156,980)        (1,376,708)
                                                                                 ------------        -----------
          Total liabilities and stockholders' deficit..........................     1,582,546            101,184
                                                                                 ============        ===========

                   See notes to condensed financial statements

                                 ONVANTAGE, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                  (FEBRUARY 25,
                                                       THREE MONTHS ENDED               NINE MONTHS ENDED            1999) TO
                                                          SEPTEMBER 30                     SEPTEMBER 30             SEPTEMBER
                                                      2000            1999             2000           1999           30, 2000
                                                 -------------    -------------    ------------    ------------   -------------

OPERATING EXPENSES
    Research and Development...................  $     312,172    $     659,377    $    645,341    $    717,905   $  1,780,887
    Selling, general and administrative........      1,417,890          245,550       2,404,834         345,493      3,158,166
                                                 -------------    -------------    ------------    ------------   ------------
          Total operating expense..............      1,730,062          904,927       3,050,175       1,063,398      4,939,053
                                                 -------------    -------------    ------------    ------------   ------------
OPERATING LOSS.................................     (1,730,062)        (904,927)     (3,050,175)     (1,063,398)    (4,939,053)

Net interest income (expense)..................         12,546           (6,606)        (71,195)         (7,450)       (94,197)
                                                 -------------    --------------   ------------    ------------   ------------
NET LOSS.......................................  $  (1,717,516)   $    (911,533)   $ (3,121,370)   $ (1,070,848)  $ (5,033,250)
                                                 =============    =============    ============    ============   ============

Basic and diluted (loss) per share.............  $       (0.06)           (0.05)          (0.10)          (0.08)  $      (0.21)
                                                 =============    =============    ============    ============   ============
Weighted average shares outstanding used to
    compute basic and diluted net loss per
    share......................................  $  31,242,717    $  17,250,980    $ 31,073,157    $ 13,402,720   $ 24,460,096
                                                 =============    =============    ============    ============   ============

                   See notes to condensed financial statements

                                 ONVANTAGE, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                                                                (FEBRUARY 25,
                                                                                                                  1999) TO
                                                                              NINE MONTHS ENDED SEPTEMBER 30,     SEPTEMBER
                                                                                 2000              1999           30, 2000
                                                                            --------------    --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss..........................................................     $  (3,121,370)    $  (1,070,848)    $ (5,033,250)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization...................................            37,626                 -           57,181
       Stock-based compensation expense................................                 -            28,175           29,843
       Changes in assets and liabilities:
            Prepaid expenses...........................................           (86,242)           (1,580)        (100,815)
            Accounts payable...........................................          (105,840)           16,002          249,969
            Accrued liabilities........................................            65,800             7,830           75,651
            Accrued interest expense...................................            82,306             7,450          105,125
                                                                            -------------     -------------     ------------
                 Net cash used in operating activities.................        (3,127,720)       (1,012,971)      (4,616,296)

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment...............................          (365,545)          (10,582)        (434,090)
     Acquisition of other assets.......................................           (97,438)           (5,000)        (120,259)
                                                                            -------------     -------------     ------------
                 Net cash used in investing activities.................          (462,983)          (15,582)        (554,349)
                                                                            -------------     -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of note payable........................         3,316,249                 -        3,316,249
     Related party borrowings..........................................         1,234,000         1,057,805        2,821,343
     Issuance of common stock for cash.................................            25,538             7,263           32,937
     Principal payments on related party borrowings....................          (174,001)                -         (174,001)
     Principal payments on capital lease obligations...................           (28,235)                -          (28,235)
     Repurchase of common stock........................................              (689)                -             (689)
                                                                            -------------     -------------     ------------
                 Net cash provided by financing activities.............         4,372,862         1,065,068        5,967,604
                                                                            -------------     -------------     ------------
Net increase in cash and cash equivalents..............................           782,159            36,515          796,959

Cash and cash equivalents at beginning of period.......................            14,800                 -                -
                                                                            -------------     -------------     ------------
Cash and cash equivalents at end of period.............................     $     796,959     $      36,515     $    796,959
                                                                            =============     =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                 $           -     $           -     $          -
     Cash paid of taxes                                                     $           -     $           -     $          -

NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company acquired equipment under capital lease obligations totaling $187,604 during the nine months ended September 30, 2000.

The Company converted $3,316,249 (net of issuance costs of $433,751) of the Zstar note payable into 625,000 shares of common stock during the nine months ended September 30, 2000.

The Company converted $487,360 of related party borrowings into 12,838,977 shares of common stock during the nine months ended September 30, 1999.

                   See notes to condensed financial statements

                                 ONVANTAGE, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Onvantage, Inc., (the "Company"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the period February 25, 1999 (date of inception) to December 31, 1999, included in the Company's Form 8-K/A-1, dated October 2, 2000 filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

         Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and convertible securities using the if-converted method. Potentially dilutive securities have been excluded from the diluted earnings per share calculation at September 30, 2000 as the inclusion would be anti-dilutive as follows:

        Warrants and options...................................   2,098,000
        Convertible securities.................................     376,756
                                                                  ---------
                                                                  2,474,756
                                                                  =========

NOTE 3 - 2000 OMNIBUS EQUITY INCENTIVE PLAN

         In August 2000, the Company's Board of Directors and its shareholders approved the 2000 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The purpose of the Omnibus Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging Employees, Directors and Consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of Employees, Directors and Consultants with exceptional qualification and (c) and linking Employees, Directors and Consultants directly to stockholder interests through increased stock ownership. The Omnibus Plan seeks to achieve this purpose by providing awards in the form of Restricted Shares, Stock Units, Options or Stock Appreciation Rights.

         The initial maximum number of shares awarded under the Omnibus Plan shall not exceed five million shares. Annually as of January 1 of each year, commencing with the year 2001, the aggregate number of shares that may be awarded under the Plan shall automatically increase by a number equal to the lesser of (i) 2,000,000 shares, (ii) five percent of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors.

         The Omnibus Plan provides that all stock option agreements shall specify the term and the exercise price which will not be less than 85% and 100% of the fair market value for non statutory and incentive stock options, respectively, except for options granted to stockholders that own 10% of the total combined voting power of all classes of stock of the Company, in which case the exercise price shall be 110% of the fair market value. Generally, the maximum exercise term of stock options granted shall not exceed ten years from the date of grant.

NOTE 4 - STOCKHOLDERS' EQUITY

Merger

         In May 2000, an Agreement of Merger and Plan of Reorganization by and among Zstar Enterprises, Inc. ("Zstar"), Zstar Subsidiary, Inc., Apex Canadian Holidays, Ltd., and Onvantage (the "Merger") was executed. The Merger provided for the exchange of common stock in which all Onvantage shareholders received stock representing 63.11% (on a diluted basis) of Zstar in exchange for all the outstanding shares of Onvantage.

         In May 2000, Onvantage executed a Convertible Promissory Note Payable to Zstar ("Zstar Note") that provided for the borrowing of up to $3,750,000 in connection with the Merger. The Zstar Note and accrued interest of $3,316,249 (net of issuance costs of $433,751) was converted into 625,000 shares of common stock at the time of the closing of the Merger as provided in the Zstar Note.

         In July 2000, Onvantage completed the Merger with Zstar. The acquisition was accounted for as a recapitalization whereby Onvantage was deemed to be the "accounting acquirer" under the guidance in Staff Accounting Bulletin No. 97. At the time of the merger, Zstar was a non-operating shell as all of its previous operations had been disposed of.

Options and Warrants

         During the three months ended September 30, 2000, the Company issued the following equity instruments:

        DESCRIPTION                                    OPTIONS       WARRANTS

        Balance as of June 30, 2000                     861,000       185,000

        Issued during quarter                           427,000       625,000
                                                    ------------    -----------

        Balance as of September 30, 2000              1,288,000       810,000
                                                    ============    ===========

NOTE 5 - SUBSEQUENT EVENT

Related Party Notes Payable

         In October 2000, the Related Party Note Payable and related accrued interest of $2,149,413 and $105,125, respectively, was converted into 376,756 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the periods ended September 30, 2000 and September 30, 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with Form 8-K, dated August 1, 2000, as amended, which includes the period February 25, 1999 (date of inception) to December 31, 1999. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Risks and Uncertainties," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

OVERVIEW

         Onvantage is a provider of marketing and technology solutions that enable companies to deliver branded media and communication services to their customers. The Onvantage products are being targeted to Fortune 1000 companies that have established marketing budgets and understand the importance of branding.

         As its first product offering, Onvantage has developed a turnkey, private-label Internet access solution for (i) business to employee, (ii) affinity and (iii) consumer programs. The Onvantage solution includes a microportal (toolbar) that can be customized for each partner and is further customized by each individual user. Unlike most static microportals, Onvantage uses a dynamic content delivery system developed by Snippets. Onvantage has obtained an exclusive license from Snippets for connectivity applications. The Snippets technology allows each partner to brand the desktop and deliver constantly changing information regarding its products and services. It also allows the user to customize their preferences, (stocks, weather, news, auctions etc...) which translates into a more valuable customer experience.

         Onvantage has created an outsourced offering that is a natural product extension for its customers. A typical Onvantage customer does not have the technical expertise or resources to develop and host an ISP offering. Onvantage can provide this service at a lower cost combined with proprietary technology. Proprietary and customizable software, combined with 24/7 back-office management and customer service, supports the Onvantage ISP offering.

         Onvantage has focused its future development efforts to expand into areas such as broadband (DSL/Cable), wireless (PDA/Cell Phones) and Satellite Broadcast Digital TV.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Research and development expenses decreased from $717,905 for the nine months ended September 30, 1999 to $645,341 for the same period in 2000. The decrease of 10% was primarily due to a change in focus of development efforts from the original portal strategy to the current branded ISP solution. We believe that continued investment in research and development is critical to attaining our strategic objectives and maintaining our competitive position in our market and, as a result, we expect product development expenses to increase or remain consistent from quarter to quarter.

         Selling, general and administrative expenses were $2,404,834 for the nine months ended September 30, 2000, up significantly from $345,493 for the same period in 1999. This increase is primarily the result of increased staffing costs as we built our management team, accounting fees, legal fees, expenses incurred in connection with public company compliance and our initial business development effort. We expect selling, general and administrative expenses to increase or remain consistent in the future as we expand our staff and incur additional costs related to the anticipated growth of our business, marketing objectives and our status as a public company.

         The operating loss was $3,050,175 for the nine months ended September 30, 2000 compared to an operating loss for the same period in 1999 of $1,063,398, an increase of approximately 187%. As noted above, the increased loss was primarily the result of increased selling, general and administrative expenditures.

         Net interest expense was $71,195 for the nine months ending September 30, 2000 as compared with $7,450 for the same period in 1999. Interest expense represents costs related to certain related party and shareholder notes and capitalized leases net of interest income associated with earnings on our cash and cash equivalents.

         As a result of the factors described above, for the nine months ended September 30, 2000, the Company incurred a net loss of $3,121,370, compared to a net loss of $1,070,848 for the same period in 1999.

         There was no provision or benefit for income taxes for any period since inception due to our operating losses. We have not recognized any benefit from the future use of loss carryforwards for any period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited pursuant to tax regulations applicable to certain circumstances, including in the event that we experience a cumulative stock ownership change of more than 50% over a three-year period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Research and development expenses decreased from $659,377 for the three months ended September 30, 1999 to $312,172 for the same period in 2000. The decrease of 53% was primarily due to fact that the Company had outsourced the development of the original portal concept, which is a significantly different approach than the primarily in-house development team creating the current product offering.

         Selling, general and administrative expenses were $1,417,890 for the three months ended September 30, 2000, up significantly from $245,550 for the same period in 1999. This increase is primarily the result of increased staffing costs as we completed our management team, accounting fees, legal fees, expenses incurred in connection with public company compliance and our initial business development effort.

         The operating loss was $1,730,062 for the three months ended September 30, 2000 compared to an operating loss for the same period in 1999 of $904,927, an increase of approximately 91%. As noted above, the increased loss was primarily the result of increased selling, general and administrative expenditures.

         Net interest income was $12,546 for the three months ending September 30, 2000 as compared with net interest expense of $6,606 for the same period in 1999. Interest expense represents costs related to certain related party and shareholder notes and capitalized leases net of interest income associated with earnings on our cash and cash equivalents.

As a result of the factors described above, for the three months ended September 30, 2000, the Company incurred a net loss of $1,717,516, compared to a net loss of $911,533 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a small equipment lease. In July 2000, we completed a merger with Zstar Enterprises, Inc. Under the terms of the merger agreement, Onvantage became a wholly owned subsidiary of the company, and upon closing, began to operate under the name Onvantage Technologies, Inc. Immediately after closing, Zstar filed an amendment to its articles to change its name to Onvantage, Inc. At the closing of the merger, the Company completed a private placement of stock, which yielded net cash proceeds of approximately $3,316,000.

         In the private placement completed at the closing of the merger and discussed in our Schedule 14C Definitive Information Statement filed June 27, 2000, the Company made a private offering of 625,000 Units at $6.00 per Unit. Each Unit was comprised of one share of common stock of the Company and one purchase warrant ("Purchase Warrant"). Each Purchase Warrant entitled the holder to acquire one share of common stock in the Company for $6.00 per a period of two years from the closing of the merger. The holders of the Purchase Warrants would have been forced to exercise these warrants within 15 days of the "Performance Milestone", if the Performance Milestone was achieved by the Company by October 15, 2000. The Performance Milestone was not achieved, and as a result, these Purchase Warrants have not been exercised and such exercise cannot be compelled. The Company is uncertain whether such Purchase Warrants will be exercised in the future.

         We have incurred net losses of $5,033,250 from inception to September 30, 2000. We believe that we will continue to incur net losses in the foreseeable future and that the rate at which we will incur such losses could increase from current levels.

         The net cash used in operating activities of $3,127,720 in the first nine months of 2000 primarily reflected the net loss for the period of $3,121,370.

         Net cash used in investing activities was $462,983 for the first nine months of 2000. Net cash used in investing activities primarily consisted of purchases of computers, furniture and lease deposits.

         Net cash provided by financing activities was $4,372,862 for the first nine months of 2000 and consisted primarily of the Company's private placement in July 2000 and proceeds from related party notes payable.

         The Company believes that its current financial resources will not be sufficient to fund its operations for the next 12 months. During that period, it will become necessary for the Company to raise additional funds to meet the expenditures required for operating its business. The Company currently has no firm plans or arrangements for securing the needed additional capital to fund growth for the next 12 months and beyond, however, it is actively pursuing various options and opportunities. The Company has, however, signed a non-binding letter of intent for additional financing in the form of a convertible debenture. The Company believes that this financing will fund operations for an additional three months while a longer-term arrangement is secured. If additional funds are raised through the issuance of debt securities, these securities could have certain rights, preferences, and privileges senior to holders of Common Stock, and the terms of such debt could impose restrictions on the Company's operations. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders. Additional financing may not be available at all and, if available, such financing may not be obtainable on terms favorable to the Company. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned development and marketing efforts, which could seriously harm its business.

         The Company's future expenditures and capital requirements will depend on a number of factors including the development and implementation of next generation technologies, technological developments on the Internet and the regulatory and competitive environment for Internet based products and services.

RISKS AND UNCERTAINTIES

      Set forth below and elsewhere in this quarterly report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this quarterly report.

DEVELOPMENT STAGE COMPANY.

         Onvantage is a development stage company and has recently begun to implement its business plan. The likelihood of success of Onvantage must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which Onvantage will operate. Onvantage's long-term viability, profitability and growth will depend upon successful commercialization of existing products, and the development and commercialization of new products relative to its business plan. As a development-stage company, Onvantage has no relevant operating history upon which an evaluation of its performance can be made. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive Internet industry.

THE COMPANY MAY NOT ACHIEVE FUTURE PROFITABILITY DUE TO CONTINUED OPERATING LOSSES AND NEGATIVE CASH FLOWS.

         The Company has incurred substantial general and administrative, and development costs to create, introduce and enhance the Company's product offerings. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to incur significant expenses. As a result, the Company will need to generate significant revenues to achieve profitability. Even if the Company does become profitable, it cannot assure you that it can sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than the Company anticipates, or if operating expenses exceed its expectations or cannot be adjusted in response to slower revenue growth, the Company's business will be materially adversely affected. Please see "Liquidity and Capital Resources."

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

THE COMPANY CANNOT ASSURE YOU THAT ITS INTERNET PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE.

         The Company's future profitability will rely upon the use of the microportal and related services including transaction supported products on the Internet (e.g. direct or indirect purchasing of goods and services). The Company's ability to obtain market acceptance for its Internet products will depend, in part, on the following factors:

         o The Company's ability to attract users of the affinity branded Microportal technology;
         o   The Company's ability to increase awareness of the Onvantage brand;
         o   The Company's ability to strengthen user loyalty;
         o   The Company's ability to offer compelling and interesting content;
         o The Company's ability to maintain current strategic relationships, and develop new strategic relationships;
         o The Company's ability to attract a large number of advertisers from a variety of industries that wish to be associated with Onvantage content;
         o The Company's ability to respond effectively to competitive pressures;

         o   The Company's ability to develop and upgrade technology;
         o The Company's ability to attract, retain and motivate qualified personnel;
         o The Company's ability to anticipate and adapt to the changing Internet market.

         If our Internet-based products and/or services are not received favorably, it may negatively affect the use of our other products or cause new customers to choose a competitive service over ours.

IF THE COMPANY DOES NOT SUCCESSFULLY DEVELOP NEW AND ENHANCED SERVICES AND PRODUCTS, ITS REVENUES COULD DECREASE.

         The Company will not be financially successful if it is unable to meet the increasingly sophisticated needs of its customers through timely developments and new and enhanced versions of its services and products. The Company's planned development and enhancement efforts have inherent risks. The Company may experience financial or technical difficulties that could prevent it from introducing new or enhanced services or transaction support products. Furthermore, these new or enhanced services and products may contain problems that are discovered after the products are introduced. The Company may need to significantly modify the design of these products to correct problems. The Company's business could be materially adversely affected if the Company experiences difficulties in introducing new or enhanced services and products or if these services or products are not received favorably by its customers. Finally, development and enhancement of its services and products will require significant additional expenses and could strain the Company's management, financial and operational resources. The lack of market acceptance of the Company's services or products or its inability to generate satisfactory revenues from such development or enhancements to offset their costs could have a material adverse effect on the business.

IF THE COMPANY CANNOT MAINTAIN THE INTEGRITY AND RELIABILITY OF ITS PROPRIETARY DATABASE, THE COMPANY MAY NOT BE SUCCESSFUL.

         The Company cannot assure you that the information in its database will be comprehensive, accurate or timely, particularly as the Company grows. The Company's success is highly dependent on its customers' confidence in the comprehensiveness, accuracy and timeliness of its proprietary database of transactions and the software used to access its database. The Company expects the task of establishing and maintaining such comprehensiveness, accuracy and timeliness during the growth of its business to require substantial effort and expense.

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

THE MARKET FOR INTERNET ADVERTISING IS STILL DEVELOPING, AND A LACK OF ADVERTISING REVENUE COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

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

IF THE COMPANY IS NOT ABLE TO SUCCESSFULLY DEVELOP ITS INTERNET WEBSITE BRAND NAME, IT COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS.

         The Company believes that establishing and maintaining its brand name is critical to attracting and expanding its target Internet audience. The importance of developing the Company's brand name will increase due to the growing number of Internet services. In order to build its brand name, the Company must succeed in its marketing efforts, provide high-quality services and products and increase the number of visitors to its Web site. If its marketing efforts are not successful or if the Company cannot increase awareness of its brand name, the Company will not be able to attract and retain partners, customers and/or users and its business would be materially adversely affected.

INTENSE COMPETITION MAY RENDER THE COMPANY'S SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE.

         The market for the Company's Internet-related products and services and transaction supported products is competitive. The Company cannot assure you that its competitors will not develop services or products that are equal or superior to the Company's or that achieve greater market acceptance. The Company anticipates that the number of direct and indirect competitors will increase in the future and could result in price reductions, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect its business.

IF THE COMPANY DOES NOT EFFECTIVELY MANAGE ITS GROWTH, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

         Should the Company experience significant growth, it will place a strain on the Company's management systems and resources. The Company will need to improve its operational and financial systems and managerial controls and procedures. The Company will also need to continue to expand, train and manage its workforce. The Company expects that its workforce will continue to increase for the foreseeable future. The Company will have to maintain close coordination among its technical, accounting, finance, marketing, sales and research departments. If the Company fails to effectively manage its growth and address the above concerns, it could have a material adverse effect on its business. Based on a small available labor pool, attracting qualified employees in the Company's geographical area and industry segment is difficult, and should the Company fail to effectively hire new personnel, it could have a material adverse effect on its business.

IF THE COMPANY ACQUIRES OTHER COMPANIES BY ISSUING EQUITY SECURITIES, YOU MAY EXPERIENCE DILUTION OF YOUR EQUITY INTEREST.

         The Company may acquire other companies by issuing equity securities. As a result, you may experience dilution of your ownership interest and the newly issued securities may have rights superior to those of the common stock.

INCREASED USAGE COULD STRAIN THE COMPANY'S SYSTEMS AND CAUSE SYSTEMS TO MALFUNCTION, WHICH COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS.

         The performance of the Company's microportal, Internet service and its supporting infrastructure is critical to its reputation, its ability to attract customers and market acceptance of its products and services. The Company's ability to provide uninterrupted, secure online services depends on its ability to protect its facilities and equipment against damage from fire, earthquakes, power loss, water damage, telecommunications failures, vandalism, computer viruses, hacker attacks and other malicious acts, and similar unexpected material adverse events. Customers may become dissatisfied if a system failure interrupts the Company's ability to provide services. The Company's insurance policies may not adequately compensate the Company for any losses that may occur due to system failures or interruptions.

ANY PROBLEMS WITH THE INTEGRITY OF THE INTERNET'S INFRASTRUCTURE OR WITH THIRD PARTY SERVICE PROVIDERS COULD HAVE A MATERIALLY ADVERSE EFFECT ON ITS BUSINESS.

         The Company's customers will also depend on Internet service providers, online service providers and other Web site operators. The Company's ability to provide uninterrupted, secure online services depends on the ability of these third party service providers to protect their facilities and equipment against damage from fire, earthquakes, power loss, water damage, telecommunications failures, vandalism, computer viruses, hacker attacks and other malicious acts, and similar unexpected material adverse events. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could materially adversely affect the Company's business.

IF THE COMPANY DOES NOT ADEQUATELY PROTECT ITS PROPRIETARY RIGHTS, IT COULD HARM ITS BUSINESS OR COMPETITIVE POSITION.

      It may be difficult to protect the Company's proprietary rights. The Company regards its database and the software used, as well as its various trademarks and copyrights, as proprietary. Despite precautions, it may be possible for unauthorized parties to copy the Company's services or otherwise obtain and use information that the Company regards as proprietary. Existing trade secrets and copyright laws provide only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the U.S. The steps the Company takes may not be adequate to deter misappropriation of proprietary information. The Company also may not be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

VARIOUS PARTIES MAY ACCUSE THE COMPANY OF INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS, AND ANY RELATED LITIGATION COULD HARM THE COMPANY'S BUSINESS REGARDLESS OF ITS MERIT.

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

THE COMPANY COULD BE HELD LIABLE FOR PROVIDING INACCURATE OR INCOMPLETE INFORMATION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

         If the Company's services or products yield inaccurate or incomplete information, which has a material adverse impact on a customer, the customer might bring a claim for damages against the Company, even if the Company is not responsible for such failure. The limitations of liability set forth in customer contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceed available insurance coverage's or changes in the Company's insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements could materially adversely affect the Company's business.

IF INTERNET USAGE DOES NOT CONTINUE TO GROW, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

         The Internet is relatively new and rapidly evolving. The Company's business would be materially adversely affected if Internet usage does not continue to grow.

THE COMPANY MAY NOT BE ABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGES RELATING TO THE INTERNET AND INTERNET PRODUCTS.

         To be successful, the Company must adapt to the rapid technological changes effecting the Internet and Internet products by continually enhancing its products and services and introducing and integrating new products and services to capitalize on the technological advances in the Internet. This process is costly and the Company cannot assure you that it will be able to successfully integrate its services and products with the Internet's technological advances. The Company could incur substantial costs if the Company needs to modify its services or infrastructure in order to adapt to these changes. If the Company incurred significant costs without adequate results or the Company was unable to adapt to rapid technological changes, it could have a material adverse effect on its business.

ADOPTION OF NEW LAWS AND GOVERNMENT REGULATIONS RELATING TO THE INTERNET COULD HARM THE COMPANY'S BUSINESS.

         The Company's business could be materially adversely affected by the adoption or modification of laws or regulations relating to the Internet. Laws and regulations directly applicable to Internet communications and commerce are becoming more prevalent. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. The governments of states or foreign countries might attempt to regulate the Company's transmissions or levy sales or other taxes relating to its activities. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet commerce. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet.

INTERNET SECURITY CONCERNS COULD HINDER INTERNET COMMERCE AND MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         The Company may be required to expend significant capital and other resources to protect against security breaches on its Web site, internal and ISP systems or to alleviate problems caused by such breaches. If any compromise of the Company's security were to occur, it could damage its reputation and expose the Company to a risk of loss, litigation and possible liability. A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet and other online services, as well as user's desires for privacy, may also inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. The Company's services may involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. The Company cannot assure you that its security measures will prevent security breaches or that its failure to prevent such security breaches will not have a material adverse effect on its business. Credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and the Company is continually monitoring this problem. However, at the present time, the real or perceived risk of theft and fraud could have a material adverse effect on the Company. The Company cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used to protect customer transaction data. A party who is able to circumvent the Company's security measures could misappropriate confidential information or cause interruptions in its operations.

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

THE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE.

         The market price of the Company's common stock could decline as a result of sales of a large number of shares of its common stock in the market or the perception that such sales could occur. Such sales also might make it more difficult for the Company to sell equity securities in the future at a price that the Company would deem appropriate.

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

THE MARKET PRICE OF THE COMPANY'S STOCK MAY BE MATERIALLY ADVERSELY AFFECTED BY MARKET VOLATILITY.

         The market prices of the securities of Internet-related companies have been especially volatile and have experienced extreme volume fluctuations. Volatility in the market price of the Company's stock could lead to claims against the Company. If the Company were the object of such litigation, it could result in substantial costs and a diversion of the Company's management's attention and resources. The trading price of the Company's common stock could be subject to wide fluctuations in response to a number of factors, including:

         o   The Company's quarterly results of operations;
         o Changes in earnings estimates by analysts and whether the Company's earnings meet or exceed such estimates;
         o Announcements of technological innovations by the Company's competitors;
         o   Additions or departures of key personnel;
         o Other matters discussed elsewhere in this quarterly report and the Company's other filings with the SEC; and
         o   Other events or factors, which may be beyond the Company's control.

THE COMPANY'S CONTROLLING STOCKHOLDERS MAY NOT NECESSARILY VOTE IN THE SAME MANNER AS OTHER STOCKHOLDERS.

         A small number of stockholders who each hold a significant number of shares, if acting in concert, will be able to exercise control over all matters requiring approval by the Company's stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

NOTE: In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this Filing, potential investors should keep in mind other possible risks that could be important.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         Previously reported in a Schedule 14C filed June 27, 2000, Form 10QSB filed July 4, 2000, and Form 8-K filed August 1, 2000, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Previously reported in a Schedule 14C filed June 27, 2000, Form 10QSB filed July 4, 2000, and Form 8-K filed August 1, 2000, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

                 *Exhibit 10.1 -  Snippets.com License Agreement

                  Exhibit 27   -  Financial Data Schedule

         REPORTS ON FORM 8-K

                  Form 8K was filed on August 1, 2000 announcing a change in control of the Company, acquisition and disposition of assets, change in certifying accountant, and change in fiscal year.


-----------
*  Confidential treatment requested.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              ONVANTAGE, INC.


                                                       /S/ MARK E. LEMMA
                                              ---------------------------------
Date:  November 14, 2000                                  Mark E. Lemma
                                              CFO and Vice President of Finance
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)