Form 10KSB
period 2000-12-31
ONVANTAGE INC
filed 2001-04-02
CIK 1074457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                        COMMISSION FILE NUMBER 001-14815

                                 ONVANTAGE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               Nevada                                        77-0516686
(STATE OF INCORPORATION OR ORGANIZATION)               (IRS EMPLOYER I.D. NO.)

333 West Santa Clara Street, Suite 1000, San Jose, California           95113
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

         (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE) (408) 521-6100

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: COMMON STOCK, Par Value $0.001

           SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT: NONE

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: NONE

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Based on the closing price for the Company's Common Stock at March 22, 2001 of $3.625 per share, the market value of shares held by non-affiliates would be approximately $44,334,997.

As of March 31, 2001 the Company had 31,765,100 shares of Common Stock issued and outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT Yes [ ] No [X]

PART I....................................................................... 1

    Item 1. Description of Business ..........................................1

    Item 2. Description of Property ..........................................21

    Item 3. Legal Proceedings ................................................22

    Item 4. Submission of Matters to a Vote of Security Holders ..............22

PART II. .....................................................................22

    Item 5. Market for the Registrant's Common Stock and Related
               Stockholder Matters ...........................................22

    Item 6. Management's Plan of Operation....................................23

    Item 7. Financial Statements .............................................29

    Item 8. Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure............................29

Part III. ....................................................................30

    Item 9. Directors, Executive Officers, Promoters and Control
               Persons, Compliance With Section 16(a) of the Exchange Act.....30

    Item 10. Executive Compensation ..........................................34

    Item 11. Security Ownership of Certain Beneficial Owners
               and Management ................................................36

    Item 12. Certain Relationships and Related Transactions...................39

    Item 13. Exhibits  and Reports on Form 8-K................................40

                                     PART I

Item 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations, and views with respect to future events and performance. These forward-looking statements, include but are not limited to financial projections, and are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from historical results or those that may be anticipated by such forward-looking statements. Words used in this Report such as "anticipate," "believe," "estimate," "may," "will", "expect", "continue", and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. Investors should read statements that contain these or similar words carefully because they (1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. Factors that might cause results to differ materially from the expectations include, but are not limited to, those discussed under the captions "Risks and Uncertainties" and "Management's Plan of Operation" as well as those discussed elsewhere in the Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. In addition, the disclosures under the caption "Risks and Uncertainties" consist principally of a brief discussion of risks that may affect future results and are, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's annual, periodic and current reports filed with the SEC, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.


THE COMPANY

Onvantage, Inc. ("Onvantage" or the "Company") is a development stage company, conducting business as an Internet Service Provider ("ISP") that combines connectivity with a small customizable software application called a "Microportal" (see below), creating a dynamic and robust marketing tool. Unlike traditional consumer-based ISPs, Onvantage's target customers are companies and affinity organizations ("Brandholders"), who in turn deliver "Sponsored Connectivity" (see below) to their customers, employees and members ("End Users").

Onvantage was organized under the laws of Nevada in June 1998 and is publicly traded in the National Association of Securities Dealers (NASD) Over-The-Counter Market under the symbol "ONVT."

Onvantage was founded in February 1999 under the name Familyroom.com ("Familyroom") and the business model called for it to offer families family-friendly Internet access through its unique Webportal. Familyroom also planned to create co-branded Webportals with consumer and media companies that had a built-in audience and existing marketing and media vehicles. These companies would then offer family-safe Internet access to their members by promoting a co-branded Familyroom Webportal. To further enhance value to its members, Familyroom's website was expected to serve as a content hub, providing its members with the best in family-specific content including topics such as Parenting, Health and Wellness, Family Entertaining and a Teen Girls channel. However, in January 2000, Familyroom's management team decided to modify its business strategy and Familyroom was renamed Onvantage.com, Inc, and subsequently, Onvantage.

In early 2000, Onvantage began to focus on the many branding and media opportunities that it believes are inherent in the Internet. As a result of this focus, our Microportal technology began development in February 2000. In March 2000, we signed a Co-Marketing agreement with AT&T under which each company would support the marketing and sales efforts of the other with sales staff and tradeshow attendance.

On May 26, 2000, an Agreement of Merger and Plan Reorganization ("Merger Agreement") was entered into by and among Zstar Enterprises, Inc. ("Zstar"), Zstar Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Zstar ("Merger Sub"), Apex Canadian Holidays Ltd., a British Columbia, Canada, corporation ("Apex") a wholly owned subsidiary of Zstar, and Onvantage.

Zstar was organized under the laws of the State of Nevada on June 17, 1998. Zstar was a new Nevada corporation formed by a small funding group with the intention of (i) providing Internet-based hotel discounting services, and (ii) serving as a holding company for one or more future businesses that at the time of inception had not yet been identified. In order to meet its travel related objective, Zstar, on February 28, 1999, acquired all of the issued and outstanding shares of stock of Apex, for a sum of $50,000, full and final payment of which was made on April 28, 1999. Zstar's plan proposed to sell rooms at wholesale rates to travel agencies and the Apex acquisition was charged with executing the travel industry portion of the business.

Pursuant to the Merger Agreement, Merger Sub was merged with and into Onvantage (the "Merger"), with Onvantage being the surviving corporation after the Merger. The acquisition was accounted for as a reverse acquisition whereby the Company was deemed to be the "accounting acquirer" under the guidance in Staff Accounting Bulletin No.97. At the time of the Merger, Zstar was a non-operating shell as all of its previous operations had been disposed of. As a condition precedent to the Merger and as discussed in the Definitive Information Schedule 14C filed June 27, 2000, the Board sought authorization to sell Apex. During the term of ownership by Zstar, Apex operated as a wholesaler and seller of hotel accommodations and as a land tour operator. The sale of Apex by Zstar was completed as a condition precedent to the Merger.

Once the condition precedents of the Merger had been realized, under the terms of the Merger, Onvantage became a wholly owned subsidiary of Zstar. Immediately after the effective time of the Merger, on or about July 17, 2000, the surviving Onvantage subsidiary began to operate under the name of Onvantage Technologies, Inc. and Zstar filed an amendment to its articles to change its name to Onvantage, Inc.

At the Effective Time of the Merger, all issued and outstanding shares of Onvantage Common Stock, after conversion of all issued and outstanding shares of Onvantage Series A Preferred Stock into Onvantage Common Stock, was converted into shares of Common Stock of Zstar.

Prior the Merger, Onvantage had access to Zstar funds of approximately $3,750,000 including the funds received under a recent private placement by Zstar. These funds provided Onvantage with the general operating capital required to fund development of the Onvantage business, including but not limited to hiring additional employees and consultants as needed to implement Onvantage's product development efforts and expand Onvantage's business development and sales team to develop new and existing strategic relationships.

The execution of the Merger on July 17, 2000 resulted in a change of control, the details of which are set forth in the Registrant's Schedule 14C filed June 27, 2000 and in the Registrant's Form 10-QSB filed July 14, 2000.

BUSINESS MODEL

Onvantage is a new model ISP, combining connectivity with a small customizable Microportal to create a dynamic and robust marketing tool. Onvantage's target customers are Brandholders, who in turn deliver Sponsored Connectivity to their End Users.

"Sponsored Connectivity" is an Internet connection provided to End Users by Brandholders. As to employees, this typically would be the offering of Internet access away from the office. The Onvantage Sponsored Connectivity solution, a powerful marketing tool, is enabled through a "Microportal," which contains intelligent agents called "snippets" that actively pull specific data from the Internet. The Microportal launches upon connection to the Internet as a small toolbar at the top or bottom of the computer screen, providing custom Brandholder functionality. This custom functionality could be anything the Brandholder deems effective to further its business objectives, including: enabling employees to conveniently access employee benefit information from home, extending dynamic daily or hourly offers of products and services to customers, and even allowing members of golf associations to track handicaps and schedule tee times.

By providing Sponsored Connectivity and customized functionality, the Company believes the Onvantage solution empowers Brandholders to broaden and deepen their relationships to customers, employees and members. Sponsored Connectivity can be offered to employees as a benefit, or based on a Brandholder's marketing strategy, to customers and members as a standalone or bundled product or service offering at a full retail or subsidized price.

Growing consumer dependence on personal computers, cell phones, and personal digital assistants ("PDAs"), has caught the attention of large companies looking for effective methods of marketing and branding. As costs of customer acquisition and retention continue to command a significant percentage of company resources, we believe Brandholders are recognizing that by offering Sponsored Connectivity, they can maintain a subtle, but active presence in front of their customers each time the device is used to connect to the Internet, providing up to 20 to 30 hours or more per month of valuable brand exposure.

The Onvantage business model differs from that of the traditional ISP model in that traditional ISPs devote a significant amount of their financial and management resources to building a consumer brand, and maintaining an on-going direct marketing relationship with their subscribers. Onvantage leverages its Brandholder's existing customer, employee and member relationships, thereby minimizing the capital expenditures and marketing expense required to establish an ISP offering. Onvantage identifies Brandholders that would benefit by providing Sponsored Connectivity to their customers, employees and/or members, develops a customized Internet connectivity strategy in consultation with the Brandholder, and together with Onvantage's partners, provides the solution. In effect, Onvantage enables the Brandholder to become its own ISP.

Currently, Onvantage markets Sponsored Connectivity primarily to large companies and affinity organizations (Brandholders) that, in turn, offer the private-label services to their own customers, employees and members. With proprietary and customizable technology which can be offered at a highly competitive price (which can include support functions such as 24/7 back-office management and customer care), Onvantage products are being targeted to selected Fortune 1000 companies that are actively developing their Internet and branding strategies. Onvantage is frequently introduced to a client through a strategic partner's sales force (AT&T's, for example, which markets the Onvantage solution as part of their product portfolio).

Onvantage's core competency is identifying Brandholders that would benefit from Sponsored Connectivity, and developing a customized, flexible product offering that extends well beyond simple dial-up access. Brandholders and AT&T, with their existing infrastructure and relationships, economically provide the other elements of the ISP offering to the End Users. Due to the complexities related to developing and hosting Sponsored Connectivity, Onvantage believes that Brandholders will find that the most effective and cost-efficient Sponsored Connectivity solution will be achieved by outsourcing its development and implementation to a company such as Onvantage. To date, Onvantage has found that the Brandholder's Internet and marketing strategists will be most actively involved with Onvantage in developing a Brandholder's connectivity solution.

AT&T currently provides the Internet connection and Brandholders identify and attract the End Users. Onvantage provides round-the-clock customer support to both Brandholders and End Users for its customized Microportals.

A Brandholder would choose to offer reliable Sponsored Connectivity in order to extend its brand, enhance existing constituent relationships, and make a prospective relationship with the End User more appealing. AT&T is motivated to partner with Onvantage and to promote the Onvantage solution to its corporate customers due to the low incremental cost, high operating margins, and network management benefits of adding incremental users to its existing infrastructure. In addition to Brandholder-specific and End User-defined snippets functionality, End Users benefit by obtaining reliable Internet connectivity at a potentially subsidized cost, without excessive and intrusive banner ads and other advertisements.


PRODUCTS AND SERVICES

Product Development

Onvantage's approach to technology is based on three premises:

o Identify functionally rich technologies that enhance the value for the Brandholders and the online experience to the End User;

o    Acquire rights to the technology through acquisition or license;

o Integrate functionally rich technology and acquired components into a superior offering.

Using this philosophy, Onvantage has assembled a suite of client-server software applications and ISP solutions that provide Brandholders with a distinctive ability to maximize their customer, employee and member relationships.

Microportal

The initial product offering takes the form of a "Microportal," which provides private-labeled Internet access and value-added productivity enhancing software technology. A Microportal is a small executable application that runs on a PC desktop and provides the End User with Internet access. The Microportal is similar to a toolbar, but has a collection of intelligent agents called "snippets" that deliver dynamic, "real-time" data feeds in a small screen area, each the size of a desktop icon.

Onvantage customizes features and benefits of each Sponsored Connectivity solution to best fit the needs, goals and objectives of the Brandholder, thereby assisting Brandholders in maximizing the marketing benefits related to their offering. Since the Microportal can be customized for each Brandholder and even further customized by each individual End User, better interaction can be achieved. For example, an End User could have a snippet detect the ink level of his printer and notify him when the ink level falls below 20%. When the End User clicks on the snippet indicating "low ink," a fast window (called a "slice") will automatically launch the BrandHolder product page with the ink cartridge available for purchase. As a result, the BrandHolder could capture sales that would otherwise go to a land store (bricks and mortar). As another example, an End User can obtain a "real time" weather forecast in his area simply by inputting his zip code.

There are four primary technology components to the Microportal:

o A Proprietary Rich-Media Dialer, which is able to silence the standard computer modem dial tones and play a short media clip or animated message in the media window of the dialer to educate, persuade or entertain the End User during the dial-up process.

o The Microportal, a small executable application, which runs on the PC desktop and contains custom-designed snippets specifically created to further the business objectives of Brandholder. Once the connection has been made via the Company's rich-media dialer, the Microportal application is automatically launched displaying a row of customized content feeds or "snippets" as a toolbar at either the top or bottom of the screen. The Microportal has been designed to include the Snippets Software content engine that allows for an extensive amount of End User customization in areas such as weather, stocks, auctions, entertainment, business and sports.

o The Content Server, which manages the custom galleries of each Brandholder and manages the directory of source content for the snippets resident on the Microportal.

o Turnkey Internet Access or ISP services which are provided for each Brandholder, which can include e-mail, customer support, Web-calendar and other value-added service options.

The Onvantage Microportal has several distinctive features that distinguish it from other Internet connectivity solutions:

o Dynamic Data Delivery System -- Through the use of intelligent agents, the Onvantage Microportal delivers dynamic content in small, easily manageable "snippets" that do not clutter the desktop. Each snippet is continually refreshed, keeping it meaningful and relevant.

o Brandholder Customization and Flexibility -- The technology allows each Brandholder to brand the desktop with its own brand, logo and custom functionality, which helps the Brandholder to achieve specific business objectives and build stronger relationships with its End Users.

o End User Customization -- End Users can select their content snippets from a customized gallery and customize each snippet's parameters to reflect their personal preferences, (stocks, weather, news, auctions etc.), which translates into a more valuable End User experience.

o A Purposeful, Proprietary Dialer -- The Onvantage dialer simplifies the Brandholder dial-up process for End Users and enables the Brandholders to deliver streaming media or animated messages in the media window, to educate, persuade or entertain the End User during the dial-up process.

o Economy of Space -- The Microportal takes up less screen space than a traditional portal, allowing it to remain on the screen at all times, even while non-Internet applications are in use.

o Exclusivity -- Onvantage has obtained an exclusive license for use of the Snippets Software technology in connectivity-dependent applications.


The Company's Internet service network currently runs on the AT&T backbone to ensure faster connections and fewer drops. AT&T Internet Services, a top-five reliable ISP as ranked by Forrester Research, is praised for its reliable Tier-1 nationwide communication network. The Company maintains its connectivity servers in an AT&T co-location facility in Redwood City, California to ensure that downtime is held to routine scheduled maintenance whenever possible. Onvantage believes that this alliance with AT&T provides Brandholder End Users a superior, proven service with a high level of technical capability.


COMPETITION

We are not aware of any company that currently duplicates our business model in full. However, we believe that the ISP industry has seen three distinct business models for Internet connectivity:

     o The First Model is a consumer-oriented fee model that charges a substantial monthly subscription fee in return for rich content, reliable connection, and relevant promotion. This model, used by such companies as AOL and Earthlink, has proved to be viable, at least for the short-to medium-term, for serving those Internet users willing to pay a significant premium for proprietary content.

     o The Second Model is a consumer-oriented, free model. This model, used by Spinway and 1stUp.com, is premised on subsidizing Internet connectivity through banner ads, lacks long-term viability as a business.

     o The Third Model is a corporate-oriented, sponsored model that is premised on partnering with Brandholders to subsidize the connection fee in return for a branding opportunity.

Although all ISPs are tangentially competing against the Company directly and indirectly, the core competitors are those who partner with Brandholders to offer Sponsored Connectivity. The most notable are Spinway, 1stUP.com, Worldnet, Covad Communications, and SBC Telecommunications. The similarity to the Company lies only on a superficial level. Competing ISPs with private-label offerings simply perform a re-branding, or co-branding, of what is essentially their currently existing consumer-focused product offering. At present, the Company offers Sponsored Connectivity that gives the Brandholder and End User distinctive functionality, with a business model based on subscription fees and not banner advertisement revenues.

SPINWAY

Founded in 1998, Spinway partnered with leading Brandholders to co-brand its free ISP service. Spinway partnered with an array of established Brandholders, such as barnesandnoble.com, Bluelight, Costco, as well as others. Spinway customized the connectivity solution to a limited extent for each Brandholder and leveraged the Brandholders' existing customer base to gain critical mass. Spinway came to a complete halt in December 2000 after it could no longer provide the connectivity solution for free. The Spinway connectivity solution was not sponsored and was fully dependent on banner advertisement to pay for the connectivity costs. Also, the "customized" connectivity solution usually consisted of an icon or a logo of the Brandholder with no added functionality. Bluelight acquired selected assets of Spinway and tried to sustain the service, but terminated operations in February 2001.

1stUP.com

1stUP.com launched in 1998 and partnered with prominent Brandholders, such as Altavista, Excite, and Bolt.com. In less than two years, 1stUp.com garnered 4 million users. The growing, albeit short-lived, success, caught the attention of the Internet incubator CMGI and 1stUp.com and then received the backing of one of Internet's most respected incubators.

1stUp.com ceased operation in December 2000 after announcing it could no longer support a free ISP service with banner advertisements alone. Like Spinway, 1stUp.com relied exclusively on online advertisements to generate revenues and offered a partially, customized connectivity solution that offered little unique functionality to the Brandholder and the End User.

WORLDNET

A division of AT&T, Worldnet has somewhat entered into the arena of customized branding and connectivity solutions. However, it is unable to provide the depth of customization that the Company is positioned to provide.

Where Worldnet engages in co-branding, Onvantage sells custom-tailored functionality. In other words, Onvantage works with the Brandholder to determine its key objectives, and then seeks to build the functionality to suit such objectives.

Furthermore, Worldnet does not have a Business to Employee (B2E) product, primarily because of its inability to provide the necessary level of customization that would be required in such an offering. Based on the design of its Microportal, Onvantage is uniquely positioned to provide such customization.

COVAD COMMUNICATIONS

Covad Communications offers broadband services as well as dial-up Internet access. Covad has recently offered to provide American Express employees and customers connectivity to enable American Express to continue their branded offering. Given current market conditions and the renewed focus on developing and maintaining revenue streams, it is the Company's expectation that no-fee offerings will evolve and will not continue indefinitely in their present form.

SBC TELECOMMUNICATIONS

In late 1999, E*Trade, the online brokerage and bank, and SBC Telecommunications, a broadband service provider, teamed up to provide E*Trade's "Power E*Traders" sponsored, high-speed, always-on broadband connection, with which they can access their E*Trade account, research stocks, and execute trades. In essence, E*Trade is rewarding its most active traders, attempting to foster loyalty, and increase the number of trades executed. For instance, those who execute over seventy trades receive the service at no cost, while those who execute less than thirty trades pay $47.99 per month.

While the economic model is far better than the aforementioned, this E*Trade/SBC partnership is apparently a one time arrangement. Currently neither seeks to provide private-labeled Sponsored Connectivity solutions to Brandholders.

COMPETITIVE POSITION

Barriers to Entry

For most large ISPs currently in the market under their own brand, such as Earthlink, AOL, Netzero, Juno and Worldnet, it may become difficult for them to compete with the Onvantage model under their current brands, as they would now have to begin selling a product which is sold not only at a lower price point, but also carries the Brandholder's brand, not the ISP's brand. As a result, any success may cannibalize their existing market share.

The key differentiating factor currently between Onvantage and its competitors is that Onvantage's competitors simply perform private labeling of what is essentially their currently existing product. Onvantage performs consultative selling of a highly customizable Microportal product, which has the flexibility to provide functionality based on each Brandholder's needs. Thus, a banking Brandholder's End-User oriented Microportal may contain functionality vastly different from a trucking company's employee-oriented Microportal, but both will be created from the same Onvantage core technology.

Key Strategic Partners in place contributing telecommunications services, marketing to Brandholders and software functionality may provide a substantial hurdle for potential competitors to overcome. Additionally, Onvantage's first-mover advantage in focusing on the Sponsor Connectivity as a marketing tool may give it a head start in approaching the most desirable Brandholders with a comprehensive offering. Brandholders that have chosen and successfully implemented the Onvantage Sponsored Connectivity solution will have high switching costs to migrate to a competing solution.

First-Mover Advantage

Onvantage believes it is the only ISP focused solely on providing customized Sponsored Connectivity and positioning Sponsored Connectivity as a marketing tool. Onvantage works with the Brandholder to determine its key objectives, and then builds the functionality to suit such objectives. Competing ISPs with private-label offerings simply perform a re-branding of what is essentially their currently existing consumer-focused product. Onvantage performs consultative selling of a highly customizable Brandholder-focused Sponsored Connectivity solution, which has the flexibility to provide functionality based on each Brandholder's needs, extending and broadening its relationship with End Users.

New ISPs will have the challenges of developing a compelling product (without the benefit of the Snippets Software technology), as well as the challenge of developing strategic relationships that will give them access to major accounts. Onvantage, with its existing relationships with AT&T, Snippets and a major equipment manufacturer, already has such relationships in place at this time.

Leveraging the Brandholder's Customer Base

A key value realized within the Onvantage solution, which currently differentiates Onvantage from its competitors, is Onvantage's direct support of the Brandholder's brand by the offering of Sponsored Connectivity solutions that are custom tailored and targeted to the Brandholder's installed base of customers, employees and affinity members. Onvantage may be able to build its End User base more quickly and more efficiently than a traditional consumer-based ISP offering by leveraging these existing Brandholder relationships.

Based on each Brandholder's highly qualified installed base of employees, customers and/or affinity members, each of which is a potential End User, the cost to a Brandholder to offer private-label services is a fraction of what traditional ISPs spend to acquire End Users. Further, the acceptance rate of an offer made by a Brandholder to its employees or to its affinity members will likely be much greater than the acceptance rate of traditional retail ISP marketing efforts.

Onvantage's competitors operate using a business model that is based on attracting End Users to their own consumer-targeted brand. Thus, by economic necessity, they must build their own consumer brand (at significant cost) as opposed to helping the Brandholder build its brand. By focusing on corporate services, rather than consumer services, Onvantage avoids both the inherent conflict of building its own brand above that of its corporate customers, as well as the great expense associated with building and maintaining a consumer brand.

Onvantage expects to leverage the resources of its Strategic Partners and Brandholders, utilizing their sales forces and customer bases to drive an increase in Onvantage's overall End User base. For example, AT&T's sales force is currently including the Onvantage solutions in its sales presentations, as an additional benefit in the programs it offers.

STRATEGIC PARTNERSHIPS

Onvantage has formed partnerships with two leading companies to further advance its technology and capitalize on significant market opportunities.

AT&T

AT&T, a leading supplier of data and Internet services for businesses, and one of the nation's largest ISPs for consumers, is among the world's premier voice and data communications companies. AT&T Internet Services, a top-five reliable ISP as ranked by Forrester Research, is praised for its reliable Tier-1 nationwide communication network. While selling additional bandwidth on its existing telecommunications infrastructure, AT&T is able to promote Onvantage through its national sales force as a private-label, customized Internet connectivity solution. Additionally, AT&T can provide an easy transition to broadband when appropriate.

Snippets Software

Onvantage announced on September 6, 2000 that it obtained an exclusive license for use of the Snippets Software technology in connectivity-dependent applications. The Snippets Software technology provides functionality that Onvantage believes cannot be found in other Microportals or toolbars. The Company will continually develop additional snippets and new related applications in cooperation with Snippets Software.

We believe that Snippets Software's distinctive platform provides a faster, easier, and more focused way to extract information from dozens of Internet-based sources simultaneously. Unlike static browser-based solutions, Snippets Software is a direct and continuous pipeline to sources of dynamic information similar to an elegant toolbar. Resting unobtrusively on the End User's desktop, the snippets (i) automatically monitor all information that is important to the End User; (ii) proactively alert the End Users when any of that information changes; (iii) take up minimal screen space and (iv) operate independently of the browser.

One of the key features of the Snippets Software is the dual custom function that allows "personalized" views to be easily created at BOTH the Brandholder and End User level. The End User can customize a number of snippets, which represent webpage sections, to his or her preference. Since the information displayed on the End User's desktop is a portion of the webpage's full content, the snippet is only using a fraction of the connection's actual capacity, allowing information to be accessed much faster than a traditional browser interface. Additionally, the dynamically-updated content driving the snippets resides in a PC's RAM, providing almost instant access to the information and End User needs, without the bandwidth and processor drain associated with launching a full browser. When accessing information with a traditional browser, there are dozens of routers, communication links, and other network components that information must travel through, resulting in delay as it transits across the Internet. Economizing bandwidth and processor drain by choosing only the content that is relevant to the End User, snippets can minimize the delay without having to abandon a 56K modem in favor of a broadband solution.

Snippets Software's ability to locate the content that is relevant to the End User circumvents the difficulties associated with narrowband access, providing End Users an additional benefit. It is important to note that dial-up access is expected to remain the predominant mode of accessing the Internet from home over the next five years.



Key Customers (Brandholders)

AAA - MISSOURI AND NEW YORK AAA CHAPTERS represent 2.2 million members and rank in the top 10 largest chapters in the country. AAA will offer the Onvantage Sponsored Connectivity solution as an enhanced member service. Through the Snippets technology, AAA will provide access to service. AAA has signed non-binding term sheets that may result in final contracts that are for a two year term subject to a 120-day termination provision.

[FISERV LOGO]
FISERV is the leading provider of technology solutions to the financial world including banks, credit unions, securities processing organizations, insurance companies. It is the marketing leader in this segment with over 10,000 customer banks. Fiserv will offer the Onvantage solution to its member banks (the Brandholders in this case) as a value-added service that the banks can offer to their customers. The offering will also enable Fiserv's member banks to offer branded connectivity to their own customers, securing a better relationship with their customers. This contract is for a two year term subject to a 90 day termination provision.

[ARIZONA GOLF ASSOCIATION LOGO]
Arizona Golf Association is one of the nation's oldest and largest amateur golf associations. Since its formation in 1923, the AGA has dedicated itself to serving and providing golfers with a wide range of services and programs. The AGA will offer private-label Internet access to its 65,000 plus members. The AGA membership, comprised of golfers throughout the state of Arizona, will be offered e-mail, customer support and Internet access. Custom functionality will be built into the Snippets to provide instant access to information and services most interesting to golfers, including handicap calculations and securing tee times. This contract is for a two year term subject to a 90-day termination provision.

MARKETING & PRICING STRATEGY

Onvantage intends to pursue a comprehensive consultative strategy, to encourage Brandholders to utilize the Company's products, and assist Brandholders in driving End Users to Brandholder Microportals. Marketing opportunities will be pursued both offline and online.

The following are marketing strategies which will be employed and are intended to enable Onvantage to support its business model:

     o Microportal Relationships. Onvantage will engage in relationships with Brandholders that will enhance the Microportal offering and allow the Brandholders to offer compelling, useful tools to their End Users. Onvantage expects that a typical Brandholder Microportal will be in front of each End User an average of 20 hours per month. With customized content developed based on specifications determined by Onvantage and the Brandholder, Brandholders can communicate to their audience in a focused and effective environment. Additionally, Brandholders will be responsible for marketing this service to their audience, thus allowing Onvantage to leverage Brandholder marketing and advertising dollars.

     o Strategic Relationships. Onvantage intends to create strategic relationships with leading companies that provide products and services of interest to End Users of its Brandholders. Strategic partners are expected to bring content, services and technologies that will enable Brandholders to engage in more profitable business activities and reach a larger target audience. For example, AT&T has already introduced Onvantage to a number of Fortune 1000 companies in furtherance of the AT&T/Onvantage relationship.

     o Online Marketing. Onvantage expects Brandholders can utilize the 30-second dialer ads that run while the End User is connecting to the Internet. These dialer ads can be changed every time an End User connects to the Internet. The Company does not expect that banner advertising will produce any substantial revenue to either the Brandholders or Onvantage.

     o Offline Marketing. Onvantage will assist Brandholders to develop a variety of offline marketing strategies to drive traffic and grow its End User base. These marketing efforts will include direct mail, but may also include sponsored events, tradeshows, radio, magazine, newspaper and billboard advertising.

     o Leveraging the Brandholder's Customer Base. A key value realized within the Onvantage solution, which differentiates Onvantage from its competitors, is Onvantage's direct support of the Brandholder's brand by the offering of Sponsored Connectivity solutions that are custom tailored and targeted to the Brandholder's installed base of customers, employees and affinity members. Onvantage expects to be able to build its End User base more quickly and more efficiently than a traditional consumer-based ISP offering by leveraging these existing Brandholder relationships.

          Based on each Brandholder's highly qualified installed base of employees, customers and/or affinity members, each of which is a potential End User, the cost to a Brandholder to offer private-label services is a fraction of what traditional ISPs spend to acquire End Users. Further, the acceptance rate of an offer made by a Brandholder to its employees or to its affinity members will likely be greater than the acceptance rate of traditional retail ISP marketing efforts.

          Onvantage's competitors operate using a business model that is based on attracting End Users to their own consumer-targeted brand. Thus, by economic necessity, they must build their own consumer brand (at significant cost) as opposed to helping the Brandholder build its brand. By focusing on corporate services, rather than consumer services, Onvantage avoids both the inherent conflict of building its own brand above that of its corporate customers, as well as the great expense associated with building and maintaining a consumer brand.

     o Onvantage expects to leverage the resources of its Strategic Partners and Brandholders, utilizing their sales forces and customer bases to drive an increase in Onvantage's overall End User base. For example, the AT&T sales force currently includes the Onvantage solutions in their sales presentations, as an additional benefit in the programs they offer.

Onvantage has priced its Sponsored Connectivity solution so that the offering has substantial value for both the Brandholder and its End User. The monthly charge per End User ranges from $9.95-19.95 depending on usage expectations. Based on the relationship between the Brandholder and its employees, customers or members, the Brandholder may choose to fully or partially subsidize the cost or mark up the cost to generate passive revenue for the Brandholder. With continued upward pressure on the price of an ISP service, especially at the wholesale level, Brandholders clearly have the ability to mark up the offer, while still remaining competitive with market rates. In addition to the potential for revenue generated from markup, the Company expects that its technology will increase sales and membership revenue by providing Brandholders with an innovative, customizable selling tool.

In addition to the monthly fee per End User, Onvantage typically charges an implementation fee of $25,000 - $35,000. This charge goes towards customization of the software and account provisioning. The price is based on the level of customization required by the Brandholder and the expected usage by its End Users.

In creating its pricing model, Onvantage expects it will also generate revenue through performance-based advertising generated from the Microportal and sponsored content, although it such revenue will likely be less than 10% of overall revenue.

FINANCIAL PROJECTIONS

The Company wishes to communicate its projections for future financial performance to its investors. These projections are based upon management's goals and objectives for revenues and management's model of resulting costs and expenses as a function of such revenues. These goals, objectives, and model are based on a various assumptions, including assumptions about the economy, the size of the available market and usage of the Internet, the Company's future products, and actions of its competitors. Many of these assumptions may or may not come to fruition. There may be events in the future that the Company is not accurately able to predict or over which it has no control and those factors might cause results to differ materially from the financial projections provided. For example, five years ago the Internet was an almost unknown commodity. It is in fact much more likely than not that the Company's results will vary materially from those shown in the projections. Readers are cautioned therefore not to rely on these financial projections. The Company undertakes no obligation, and in fact disclaims all obligation, to revise these financial projections in order to reflect events or circumstances that may subsequently arise. The Company does not currently intend to publish any changes in its expectations. Therefore, no one should assume that these projections reflect management's future expectations after the date this Report is published, much less that management's expectations when made will prove to be accurate and valid. Management only represents that it has a good faith basis for setting its goals, objectives, and assumptions.

- -------------------------------------------------------------------------------------------------
ONVANTAGE, INC.
FINANCIAL PROJECTIONS
YEAR ENDING DECEMBER 31                          2001       2002       2003       2004       2005
- -------------------------------------------------------------------------------------------------
(IN 000'S)
REVENUE (1)                                   $13,267    $63,396   $101,559   $162,830   $261,002

COST OF SALES                                   9,723     45,201     68,618    106,560    165,330
                                        ---------------------------------------------------------
          GROSS MARGIN                          3,544     18,195     32,941     56,270     95,673
                                                  27%        29%        32%        35%        37%

OPERATING EXPENSES                             11,935     18,054     25,227     37,135     54,249
                                        ---------------------------------------------------------
 INCOME(LOSS) FROM OPERATIONS                 (8,391)        141      7,714     19,135     41,424
                                         ------------ -- -------  --------- ---------- ----------

INCOME TAXES                                        -          -          -    (4,108)   (14,498)
                                        ---------------------------------------------------------
          NET INCOME (LOSS)                 $ (8,391)      $141      $7,714    $15,027    $26,926
- -------------------------------------------------------------------------------------------------

(1) As of March 31, 2001 Onvantage has earned no revenue to date.

RISKS AND UNCERTAINTIES

Set forth below and elsewhere in this annual Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Report. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Report.


DEVELOPMENT STAGE COMPANY

Onvantage is a development stage company that has recently begun to implement its business plan. The likelihood of a successful business plan implementation must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. The Company's long-term viability, profitability and growth will depend upon successful commercialization of existing products and the development and commercialization of new products relative to its business plan.

As a development stage company, Onvantage has a history of losses, limited market penetration and successes to date, and may never reach profitability. No additional relevant operating history exists upon which an evaluation of its performance can be made. Additionally, our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report. Generally, the Internet economy and the businesses dependent upon it have been negatively affected by the recent decline in the market value of the Internet-related sector. The Company's performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive Internet industry.

LIMITED OPERATING HISTORY AND RAPIDLY EVOLVING MARKETS

The Company has a limited operating history, and will face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet services market. These risks include the ability to:

o    Attract Brandholders and End Users to the Microportal technology;
o    Increase awareness of the Onvantage brand;
o    Strengthen user loyalty;
o    Offer compelling and interesting content;
o Maintain current strategic relationships, and develop new strategic relationships;
o    Respond effectively to competitive pressures;
o    Continue to develop and upgrade technology;
o    Attract, retain and motivate qualified personnel.


NEED FOR ADDITIONAL CAPITAL

Onvantage anticipates that its current cash balance will not be sufficient to fund the Company's operations requirements beyond April of 2001. The Company is currently attempting to raise additional equity financing. There can be no assurance that the Company will be able to raise any financing, much less adequate financing to fund its ongoing operations, or that such financing will be on terms that are acceptable to the Company. The Company's operations would be severely constrained if it is unable to raise financing during the second calendar quarter of 2001. If the Company is unable to raise financing during the second calendar quarter of 2001 or to reduce its cash requirements through cuts in expenses and/or increases in revenues, then the Company could face other severe consequences; for example, the Company would default on its one million dollar ($1,000,000) debenture due May 31, 2001, which is secured by substantially all of the Company's assets.

In addition, should Company fail to raise $800,000 by April 1, 2001, then after April 1, 2001, the remaining 3,733,333 shares of the stock in escrow will be transferred to the convertible debenture holders.

Onvantage's additional capital requirements depend on many factors, including but not limited to, the costs and timing of Onvantage's development and launch activities, the success of Onvantage's development efforts, the costs and timing of the expansion of Onvantage's sales and marketing activities, the extent to which Onvantage's existing and new products gain market acceptance, Onvantage's ability to maintain existing collaborative relationships and enter into new collaborative relationships, competing product developments, the progress of Onvantage's commercialization efforts and the commercialization efforts of Onvantage's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property claims, developments related to regulatory issues, and other factors.

Onvantage will seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require Onvantage to relinquish its rights to certain of its technologies, products or marketing territories. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to Onvantage, if at all. Additional financing may result in substantial dilution to existing shareholders. Failure to secure needed additional financing will have a material adverse effect on Onvantage's business, financial condition, and results of operations.


DEPENDENCE ON KEY PERSONNEL, COMPETITION FOR PERSONNEL

The Company's future success depends to a significant extent on the continued services of senior management and other key personnel, particularly, Ken Raasch, Chairman and Chief Executive Officer, and Anthony Thomopoulos, Vice Chairman. Onvantage does not maintain "key person" life insurance for any of its executives. The loss of either Mr. Raasch or Mr. Thomopoulos would likely have a significantly detrimental effect on the business. The Company may also be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future.

The Company may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of rapid growth and expansion, and there can be no assurance the Company will be able to attract and retain the qualified personnel necessary for the development of its business. In addition, there is significant competition for qualified employees in the Internet industry in general. The failure to recruit qualified technical, managerial or marketing personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

NEED TO MANAGE EXPANDING OPERATIONS

If the Company is successful in achieving market acceptance of its products, it will be required to expand its operations quickly, requiring the establishment of technical operations, system administration, and sales and marketing in each target market. This expansion will likely result in new and increased responsibilities for management and place significant strain on the Company's management, operating and financial systems and other resources. To accommodate such growth and compete effectively, the Company will be required to implement and improve information systems, procedures and controls, and to train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its future management personnel to operate effectively. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations.

RESPONDING TO RAPID TECHNOLOGICAL CHANGE

 The Internet market can be characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in the Internet industry exacerbate these market characteristics. To achieve the Company's goals, the Company will need to effectively integrate the various software programs and tools required to enhance and improve product offerings and manage its business. The Company's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services.

The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, new enhancements must meet the requirements of current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needs to modify its services or infrastructures to adapt to these changes.

SYSTEM FAILURE/SLOW DOWN

Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage the systems of the Company and/or its service providers. Computer viruses, electronic break-ins or other similar disruptive problems such as the rolling power failures currently being experienced in the state of California, could also adversely affect the Company's websites. The business of the Company could be adversely affected if its systems were affected by any of these occurrences. Insurance policies may not adequately compensate for losses that may occur due to any failures or interruptions in these systems. Websites must accommodate a high volume of traffic and deliver frequently updated information.

Websites have in the past experienced slower response times or decreased traffic for a variety of reasons. These types of occurrences in the future could cause users to perceive the Company's websites as not functioning properly and therefore cause users to use another website or non-Internet methods to obtain needed information. In addition, the Company's users will depend on Internet service providers, online service providers and other website operators for access to websites. These providers may experience significant outages, delays and other difficulties due to system failures unrelated to the Company's future system.

OUR BUSINESS IS DEPENDENT ON THE CONTINUED GROWTH IN USE AND IMPROVEMENT OF THE INTERNET, AND IF THIS GROWTH DOES NOT OCCUR, OUR BUSINESS WILL SUFFER

Critical issues concerning the commercial use of the Internet remain unresolved and may hinder the growth of Internet use, especially in the business market that we target. Despite growing interest in the varied commercial uses of the Internet, many businesses have been deterred from purchasing Internet connectivity services for a number of reasons, including inconsistent or unreliable quality of service, lack of availability of cost-effective, high-speed options, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors and a lack of tools to simplify Internet access and use. Capacity constraints caused by growth in the use of the Internet may, if left unresolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties.

Further, the adoption of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, generally requires an understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business-related Internet solutions to further develop could cause our revenues to grow more slowly than anticipated and reduce the demand for our services.

THE DATA TRANSPORT AND NETWORKING INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES, AND NEW TECHNOLOGIES MAY BE SUPERIOR TO THE TECHNOLOGY WE USE

The data transport and networking industry is subject to rapid and significant technological change, including continuing developments in DSL technology, which does not have widely accepted standards, and alternative technologies for providing high-speed data transport and networking. If we fail to adapt successfully to technological changes or obsolescence, fail to adopt technology that becomes an industry standard or fail to obtain access to important technologies, our business, financial condition and results of operations could be materially adversely affected. As a consequence of this technological change and the range of technologies available:

     o Our potential customers have a number of choices for meeting their data transport and networking needs, including wireless data systems, optical connections, cable modems and integrated services digital network technologies

     o Our success will depend on our ability to anticipate or adapt to new technology on a timely basis

     o New products and technologies may emerge that may be superior to, or may not be compatible with, our products and technologies

OUR SERVICES ARE SUBJECT TO UNCERTAIN GOVERNMENT REGULATION, AND CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS

Currently, our Internet services are not directly regulated by the FCC or by any other federal or state telecommunications regulatory agency. We also offer DSL services to our customers as part of our Internet connectivity services. For example, while the law in Texas would appear to exempt DSL and other high-speed data technology services from regulation in Texas, the Public Utility Commission of Texas has required at least one data-only provider to obtain a service provider certificate of authority to resell DSL services to end-users. Thus, there is a possibility that we could be required to obtain a similar certificate to provide such services in Texas. Furthermore, it is possible that other states where we might offer DSL services to our customers have adopted, or will adopt, similar requirements. In those states, we also might have to obtain authority to provide DSL services. Moreover, to meet market competition in the future, we may expand our offerings to include products and services that may be directly or indirectly regulated by the FCC or other federal or state agencies. In addition, many of the facilities and services we need in order to provide Internet connectivity are subject to regulation at the federal, state and local levels.

For example, the FCC and state telecommunications regulators help determine the terms under which other carriers provide collocation space to us. They also oversee the terms under which we gain access to an incumbent local carrier's facilities that we need in order to provide certain services. Changes in the regulatory environment relating to the Internet market, including new laws or regulations, amendments to existing laws or regulations, or new interpretations of existing laws or regulations, could have an adverse impact on our business. These changes could directly or indirectly affect our costs, service requirements and the scope of competition for high-speed Internet connectivity.

We expect incumbent local carriers, like Bell Atlantic and Southwestern Bell, to pursue litigation in courts, institute and participate in administrative proceedings before the FCC and state telecommunications regulators, and lobby the U.S. Congress and state legislatures in an effort to affect the applicable laws and regulations in a manner that would be more favorable to them and may be against our interests. We may choose to expend significant resources to participate in regulatory proceedings and litigation at the federal, state and local level without achieving favorable results.

DEPENDENCE ON THE CONTINUED DEVELOPMENT AND RELIABILITY OF THE INTERNET INFRASTRUCTURE

We depend on the reliability, speed, data capacity, ease of use, accessibility and security of the Internet as well as its continued development and acceptance for commercial use. The success of our services and products depends, in large part, upon the further development of an infrastructure for providing Internet access and services. The Internet has experienced and is expected to continue experiencing significant growth in the number of users. The Internet infrastructure may not be able to support the demands placed on it by this continued growth in use.

The Internet could also lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. The infrastructure or complementary services necessary to make the Internet a viable commercial marketplace may not develop, or the Internet may not become a viable commercial marketplace for services and products such as the services that we currently support. If this happens, our business, results of operations and financial condition will be negatively affected.

INTELLECTUAL PROPERTY PROTECTION

The Company relies upon a combination of proprietary technology and know-how, trademarks, copyrights, confidentiality agreements and/or other contractual covenants to establish and protect its intellectual property rights including software licensed from third parties. There can be no assurance that steps taken by the Company to protect its intellectual property will be adequate to prevent infringement or misappropriation of that intellectual property, or that the Company's competitors will not independently develop products substantially equivalent or superior to the Company's products. Any infringement or misappropriation could have a material adverse effect on the Company's future financial results.

There can be no assurance that third parties will not assert infringement claims against the Company and that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question relied upon by the Company in the conduct of its business will be available to the Company or reasonable terms, if at all. The loss of such rights (or the failure by the Company to obtain similar licenses or agreements) could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, it is believed that, from time to time, the Company may become involved in intellectual property disputes with third parties, which may not result in a favorable outcome for the Company.

SUBJECTION TO POSSIBLE INFRINGEMENT ACTIONS BASED ON USE OF DOMAIN NAMES, CONTENT AND CONTENT LICENSED FROM OTHERS

The Company expects to invest resources in acquiring domain names for existing and potential future use. The Company cannot guarantee that it will be entitled to use such names under applicable trademark and similar laws or that other desired domain names will be available. Furthermore, enforcing intellectual property rights could entail significant expense and could prove difficult or impossible.

In addition, third parties could assert claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against the Company with respect to its use of domain names, content, Microportal or Web page formats, Web business methods or any third-party content. The Company expects that participants in its markets increasingly will be subject to infringement claims as the number of services and competitors in its industry segment grows. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements or prevent the Company from using important technologies, ideas or formats, any of which could materially harm its business, financial condition or results of operations.

VOLATILITY OF STOCK PRICE

The market price of the shares of Onvantage Common Stock, like that of the common stock of many other technology companies, is likely to be highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of Onvantage Common Stock has been and could continue to be subject to significant fluctuations in response to variations in Onvantage's anticipated or actual operating results, sales of substantial amounts of Onvantage Common Stock (or related instruments), announcements concerning Onvantage or its competitors, including technological innovations or new products or services, developments in proprietary rights of Onvantage or its competitors, including litigation, conditions in the securities industry, governmental regulation, changes in estimates of Onvantage's performance by securities analysts, failure to meet securities analysts' expectations, market conditions for technology stocks in general, and other events or factors.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If Onvantage was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

WE MAY BE SUED FOR INFORMATION RETRIEVED OR MISAPPROPRIATED FROM OUR WEBSITE

If third parties were able to penetrate Onvantage's network security or otherwise misappropriate user personal information or credit card information, Onvantage could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as for unauthorized marketing purposes. Onvantage believes that any insurance that it may be able to procure may not adequately protect it against any of these types of claims. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding the use of personal information. Onvantage could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated.

Onvantage may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information it may publish on its website. Onvantage could also be subjected to claims based upon the content that will be accessible from its websites through links to other websites or through content and materials that may be posted by members in chat rooms or bulletin boards. Onvantage will also offer e-mail services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

PERMITS AND LICENSES

The operations of the Company may require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out its plan.


GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

There are currently laws or regulations that specifically regulate communications or commerce on the Internet. However, additional laws and regulations may be adopted in the future that address issues such as user privacy, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to Onvantage's business. Any new laws or regulations relating to the Internet could adversely affect Onvantage's business.

Due to the global nature of the Internet, it is possible that, although Onvantage's transmissions over the Internet originate primarily in California, the governments of other states and foreign countries might attempt to regulate Onvantage's business activities. In addition, because Onvantage's service will be available over the Internet in multiple states and foreign countries, these jurisdictions may require Onvantage's to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject it to taxes and other regulations.

At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhance the risk that the governments of the United States of America and other countries which Onvantage expects to sell its products and services will seek to regulate the Internet with respect to, among other things, user privacy, pricing, and the characteristics and quality of products and services. Onvantage is unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on its business, financial condition or results of operations.

POTENTIAL PRODUCT LIABILITY FOR THE PRODUCTS ONVANTAGE MAY SELL

End Users and/or Brandholders may sue Onvantage if any of the products that it may sell are defective, fail to perform properly or injure the user. Onvantage has very limited experience in the sale of products and the development of relationships with manufacturers or suppliers of such products. Although agreements with Brandholders are expected to contain provisions intended to limit its exposure to liability claims, these limitations may not prevent all potential claims. Onvantage may be exposed to liability claims in connection with the information it provides. Liability claims could require Onvantage to spend significant time and money in litigation and to pay significant damages. As a result, these claims, whether or not successful, could seriously damage Onvantage's reputation and business.

RELIANCE ON THIRD PARTIES TO MEASURE DEMOGRAPHICS

Onvantage believes that it is important to Brandholders and advertisers that it accurately measures the demographics of the potential user base and the delivery of advertisements. Onvantage believes that it will depend on third parties to provide many of these measurement tools and/or services. If such third parties were unable to provide these tools and/or services, Onvantage would need to create the tools and/or perform the services itself. This could cause Onvantage to incur additional costs or cause interruptions in business until it replaces these services. Companies may pay less for advertising if they perceive the demographic measurements are not reliable.

EMPLOYEES

At December 31, 2000, Onvantage had a total of 24 employees, of which 22 were full-time employees. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations.
None of the Company's employees are subject to a collective bargaining agreement.


Item 2. DESCRIPTION OF PROPERTY

The Company's main headquarters at 333 West Santa Clara Street, Suite 1000, San Jose, California 95113 comprise approximately 10,000 square feet, which accommodate the executive, accounting, human resources, sales and marketing and administrative functions. The offices are subleased on a month-to-month basis from Media Arts Group, Inc., a company in which Onvantage's Chief Executive Officer is a member of the Board of Directors. Media Arts Group, Inc., leases the office space from a third party lessor. Total rent expense under this sublease agreement was $184,000 for the year ended December 31, 2000 and $24,700 for the period ended December 31, 1999.

In July 2000, the Company entered into lease commitments, in addition to the office space subleased from Media Arts Group, Inc., which provide that the Company pay certain taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises. Rent expense under these lease agreements for the year ended December 31, 2000 was $67,000.

The Company's lease of approximately 4,700 square feet from Macanan Investments expires on January 14, 2004 and the annual lease payments for fiscal 2001, 2002 and 2003 are expected to be $201,100, $201,100, and $201,000 respectively. This office space is located on the first floor of 333 West Santa Clara Street, Suite 1, San Jose, California 95113 and houses the Company's technical development staff.

The Company believes that its existing offices and related facilities are adequate for the foreseeable future and that, depending on additional products and sales, similar and/or additional offices and locations can be acquired on reasonable terms.


Item 3. LEGAL PROCEEDINGS

          None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2000.


                                     PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "ONVT.OB." The table below shows the high and low bid prices of the Common Stock for the period indicated. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

FISCAL YEAR ENDED December 31, 2000 (1)

                                     HIGH          LOW

Third Quarter                        $8.625        $6.000
Fourth Quarter                       $6.125        $5.000

(1) High and low bid prices commence from the effective date of the merger, July 17,2000.

HOLDERS

As of December 31, 2000, there were approximately 125 stockholders of record of the Common Stock. As of December 31, 2000, the number of shares of Common Stock outstanding of the Company was 31,765,100.


DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock, and the Company currently intends to retain any future earnings to fund the development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future declaration and payment of dividends on its Common Stock, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial conditions, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors.

As discussed in "Item 6 Management's Plan of Operation" of this 10-KSB Report, in November 2000, the Company entered into Convertible Debenture Agreements ("Debentures"). One of the non-financial covenants in the Debentures provides that the Company may not declare or pay any dividend.


Item 6. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this document. In addition to the historical information, this discussion and analysis and other parts of this document contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information as a result of certain factors, including those set forth under "Risks and Uncertainties" and elsewhere in this document.

OVERVIEW

Onvantage is a provider of marketing and technology solutions that enable companies and organizations to deliver branded media and communication services to their end users. Onvantage is a new model ISP that combines connectivity with a small customizable software application called a "MicroPortal" which contains intelligent agents called snippets that actively pull specific data from the internet. Together, the connectivity and microportal components create a dynamic and robust marketing tool. Unlike traditional consumer-based ISP's, the Company's target customers are companies and affinity organizations who in turn deliver an internet connection, "Sponsored Connectivity", to their end users who may be customers, employees and/or members. These target customers have established marketing budgets and understand the importance of branding.

Although Onvantage is a development stage company that was founded in February 1999, we began to focus, in early 2000, on taking advantage of the many branding and media opportunities that are inherent in the Internet. As a result of this focus, our Microportal technology began development in February 2000. Also in February 2000, we signed a Co-Marketing agreement with AT&T under which each company would support the marketing and sales efforts of the other with sales staff and tradeshow attendance.

On May 26, 2000, a Merger Agreement was entered into by and among Zstar, Merger Sub, Apex, and Onvantage.

Pursuant to the Merger Agreement, Merger Sub was merged with and into Onvantage, with Onvantage being the surviving corporation after the Merger. The acquisition was accounted for as a reverse acquisition whereby the Company was deemed to be the "accounting acquirer" under the guidance in Staff Accounting Bulletin No.97. At the time of the Merger, Zstar was a non-operating shell as all of its previous operations had been disposed of. As a condition precedent to the Merger and as discussed in the Definitive Information Report DFC 14C filed June 27, 2000 the Board sought authorization to sell Apex. On February 28, 1999 Zstar had acquired all of the issued and outstanding shares of stock of Apex. During the term of ownership by Zstar, Apex operated as a wholesaler and seller of hotel accommodations and as a land tour operator. The sale of Apex by Zstar was completed as a condition precedent to the merger.

Once the condition precedents of the Merger had been realized, under the terms of the Merger, Onvantage became a wholly owned subsidiary of Zstar. Immediately after the effective time of the Merger, on or about July 17,2000, Onvantage as the surviving subsidiary began to operate under the name of Onvantage Technologies, Inc. and Zstar filed an amendment to its articles to change its name to Onvantage, Inc.

At the Effective Time of the Merger, all issued and outstanding shares of Onvantage Common Stock, after conversion of all issued and outstanding shares of Onvantage Series A Preferred Stock into Onvantage Common Stock, was converted into shares of Common Stock of Zstar.

The Merger Agreement provided that each holder of Onvantage Common Stock received that number of shares of Zstar Common Stock equal to the number of shares of Onvantage Common Stock held by such holder as of the Effective Time of the Merger.

The Merger Agreement further provided that an option or warrant to purchase Onvantage Common Stock which was outstanding as of the Effective Time would, pursuant to the Merger Agreement, be converted into an option or warrant, as applicable, to purchase that number of shares of Zstar Common Stock equal to the number of shares of Onvantage Common Stock issuable upon exercise of such option or warrant (measured immediately prior to the Effective Time), as applicable. The per share exercise price for each Converted Option and Converted Warrant was the exercise price per share of Onvantage Common Stock at which such option or warrant was exercisable immediately prior to the Effective Time.

Prior to the Merger taking effect, the Merger Agreement required, among other things, that the Onvantage stockholders approve by the requisite vote adoption of the Merger Agreement and the Merger. After the Merger, Onvantage had access to Zstar funds of approximately $3,400,000 including the funds received under a recent private placement by Zstar. These funds provided Onvantage with the general operating capital required to fund development of the Onvantage business, including but not limited to hiring additional employees and consultants as needed to implement Onvantage's product development efforts and expand Onvantage's business development and sales team to develop new and existing strategic relationships.

The execution of the Merger on July 19,2000 resulted in a change of control, the details of which are set forth in the Registrant's Form 14C filed June 27, 2000 and in the Registrant's Form 10-QSB filed July 14, 2000.

In August 2000, the Company signed an exclusive license agreement with Snippets to incorporate the Snippets Software Technology into the Company's microportal on connectivity-dependent solutions. This license agreement represents a shift in development efforts from the original microportal strategy to the current branded ISP solution.

In October 2000, the Company furthered its relationship with AT&T by signing an agreement to directly resell AT&T wholesale Internet access under a Private-Label Dial ISP Service Agreement.

In November 2000, the Company launched its first private-label microportal offering to Screenart.com.

RESULTS OF OPERATIONS

Research and Development expenses increased from $ 1,165,389 for the period February 25, 1999 (date of inception) to December 31, 1999 to $1,596,750 for the year ended December 31, 2000. The balances include non-cash compensation expense of $324,000 for fiscal 2000 and $29,843 for fiscal 1999. The increase in Research and Development expenses of $431,361 was primarily due to a change in focus of development efforts from the original portal strategy to the current branded ISP solution. In fiscal 1999, the Company engaged a portal consulting company in order to successfully execute one large project related to the Company's previous business plan. Expenditures on this project represent approximately 57% of the total 1999 research and development expenses. For the year ended December 31, 2000, the current branded ISP solution was implemented which resulted in the hiring of research and development and information technology staff to develop software and services.

The Company intends to increase the R&D staff throughout 2002 in all areas of software development, computer networks and strategic alliances. The Company anticipates that the development team will increase to approximately 35 employees through 2001. These positions will cover all areas of software design, network support, engineering, database maintenance and strategic development.

The Company believes that continued investment in research and development is critical to obtaining our strategic objectives and maintaining our competitive position in our market and, as a result, we expect product development expenses to increase or remain consistent from quarter to quarter.

Selling, general and administrative expenses were $3,764,940 for the year ended December 31, 2000, up significantly from $723,489 for the period ended December 31, 1999. The $3,041,451 increase is the result of increased staffing costs as we built our management team and administrative, finance, marketing and human resources staffs. Other General and Administrative costs include such expenses as rent, consultants, corporate travel, telephone, insurance, accounting fees, legal fees and expenses incurred in connection with public company compliance. Sales and Marketing expenses include the costs of the Company's marketing, advertising and business development activities.

The Company has a Marketing department that sets the strategic direction for the Company with positioning, media, public relations and software interface design to enhance the brand show-through of Company's clients and partners. Although the Company does not intend to develop a consumer brand, the marketing group will direct advertising campaigns toward business publications, trade shows and relevant media. The marketing team will also develop the methodology and execute the sale of advertising media on the Company's Microportal and dialer software.

Increases in selling, general and administrative staffing during 2001 will mainly relate to the finance and human resource departments to support the Company's growth in End Users, revenue and infrastructure. Accordingly, we expect selling, general and administrative expenses to increase in the future as we expand our staff and incur additional costs related to the anticipated growth of our business, marketing objectives and our status as a public company.

The operating loss was $5,361,690 for the year ended December 31, 2000 compared to an operating loss of $1,888,878 for the period ended December 31, 1999. The operating loss increased by $3,472,812 primarily due to the increased selling, general and administrative expenditures.

Interest expense rose significantly in fiscal 2000 from $23,002 for the year ended December 31, 1999 to $ 1,344,745 for the period ended December 31, 2000. The $1,321,743 increase is primarily the result of a non-cash interest charge of $1,218,720 incurred in November and December 2000 representing the accretion of a beneficial conversion feature contained in the Company's Convertible Debentures.

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses since inception. The primary difference between the statutory federal tax rate of 34% and the Company's effective tax rate is the result of the valuation allowance provided against the deferred tax assets.

At December 31, 2000, the Company fully provided a valuation allowance against its net deferred tax assets. The valuation allowance was increased by $1,999,000 during the period ended December 31, 2000. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 2000, the Company had approximately $7,045,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2019. Additionally, the Company has approximately $3,522,000 of California net operating loss carryforwards for tax reporting purposes, which will expire beginning in 2004.


LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, management has devoted its efforts to activities such as financial planning, raising capital and research and development activities. The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a small equipment lease. Since the Company doesn't carry inventory, there are no significant factors that require an unusual amount of working capital.

In May 2000, the Company executed a Convertible Promissory Note Payable to Zstar that provided for the borrowing of up to $3,750,000. The Zstar note accrued interest at 10% per annum, with a minimum cumulative interest payment of $10,000. Prior to the Merger, the Company borrowed $750,000 under the Zstar note. During 2000, the Company converted the $750,000 Zstar note into 125,000 Units consisting of one share of common stock and one warrant.

At the closing of the Merger, the Company issued 645,000 units for consideration that included the conversion of the Zstar note and accrued interest and cash proceeds of $2,566,250 net of issuance costs of $433,750. Each unit comprised of one share of common stock and one purchase warrant. Each Purchase warrant entitled the holder to acquire one share of common stock for $6.00. As described in the 10-QSB filed November 14, 2000, the Company did not meet the October 15, 2000 performance milestones required to allow the exercise of the purchase warrants and as a result the purchase warrants were cancelled on October 15,2000.

In connection with the Merger, the placement agent received 62,500 warrants to acquire one share of common stock for a period of two years from the closing of the Merger. The exercise prices of the warrants are $6.00 during the first year and $7.50 during the second year.

In November 2000 and as noted in "Item 12 Certain Relationships and Related Transactions", the Company entered into 3 Convertible Debenture Agreements totaling $1,800,000. Each $600,000 Debenture, dated November 16, 2000, December 7, 2000 and January 7, 2001, respectively, requires a 10% interest rate, payable quarterly beginning April 1, 2001. Cash for the Debenture dated January 7, 2001 was received in December 2000. The Debentures are secured by substantially all of the Company's assets and a pledge of common stock discussed below.

The Debentures contain the right to convert any portion of the Debenture into common voting stock of the Company at a conversion price of $3.00 per share. The Company has recognized additional non-cash interest expense of $1,218,720 representing the beneficial conversion feature of the Debenture as the Debenture was convertible upon closing.

The Debentures specify that the Company shall use its best efforts to raise additional funds of $1,800,000 prior to April 2001. The successful achievement of the additional funds are secured by a pledge of one-half (1/2) of all common shares in the Company held by Kenneth Raasch and Anthony Thomopoulos (no less than 8,490,000 shares). If the Company does not raise the required funds, the pledged common shares will be transferred to the holders of the Debentures based on the percentage of the additional funds not raised and the fair value of the shares transferred will be recorded as a charge to earnings. In February 2001, as discussed below in "Subsequent Events", the Company secured $1,000,000 in additional funding which resulted in release of 56% of the common share pledge commitment mentioned above.

The Company, on December 31, 2000, was in default of one of the non-financial covenants in the Debenture that provides that the Company may not declare or pay any dividend or purchase or otherwise acquire or redeem or retire any of the Company's stock. In December 2000, the Company repurchased 15,657 shares of common stock issued under stock arrangements with employees for an aggregate total cost of $16. The Debenture Holder has waived, in a letter dated March 6, 2001, the rights under the Negative Covenant section under Article Six as it relates to the 15,657 repurchased shares noted above.

As discussed in "Item 12 Certain Relationships and Related Transactions", during the year ended December 31, 2000, the Company received net advances of $1,060,000 on related party notes payable. In September 2000, the Company converted the outstanding $2,149,413 of related party notes payable and $105,125 of accrued interest into 375,756 shares of common stock.

The Company has incurred net losses of $ 8,618,315, including non-cash interest expense of $1,218,720, from inception to December 31, 2000. The Company believes that it will continue to incur net losses in the foreseeable future and that the rate at which we will incur such losses could increase from current levels.

The net cash used in operating activities for the year ended December 31, 2000 was $4,845,729 that reflected approximately 90% of the net operating loss for the current fiscal year.

The net cash used in investing activities was $432,111 for the year ended December 31, 2000. Net cash used in investing activities primarily consisted of purchases of computers, software, furniture and lease deposits. During 2000, the Company acquired equipment under a capital lease obligation totaling $187,604.

Net cash provided by financing activities was $5,977,400 for the year ended December 31, 2000. As noted above, the primary sources of the financing activities were $1,060,000 from Related Party borrowings, $1,620,000 (net of $180,000 issue costs) from the issue of Convertible Debentures, $750,000 from the issuance of the Zstar note and a total of $2,591,789 from the issuance of common stock for cash.

For the year ended December 31, 2000, the Company's current liabilities of $2,586,835 exceed its current assets of $855,619.

In order for operations to continue through December 31, 2001, the Company will need to raise additional capital through debt or equity financing in the second quarter of fiscal 2001. The Company anticipates that its current cash balance will not be sufficient to fund the Company's operations requirements beyond April of 2001. The Company is currently attempting to raise additional equity financing. There can be no assurance that the Company will be able to raise any financing, much less adequate financing to fund its ongoing operations, or that such financing will be on terms that are acceptable to the Company. The Company's operations would be severely constrained if it is unable to raise financing during the second calendar quarter of 2001. If the Company is unable to raise financing during the second calendar quarter of 2001 or to reduce its cash requirements through cuts in expenses and/or increases in revenues, then the Company could face other severe consequences; for example, the Company would default on its one million dollar ($1,000,000) debenture due May 31, 2001, which is secured by substantially all of the Company's assets.

In addition, should Company fail to raise $800,000 by April 1, 2001, then after April 1, 2001, the remaining 3,733,333 shares of the stock in escrow will be transferred to the convertible debenture holders.

The Company is attempting to raise funds through a private placement of preferred stock, although no assurance can be given that the Company will be successful.

SUBSEQUENT EVENTS

During February 2001, the Company entered into a convertible debenture with an unrelated party. This debenture was for $1,000,000, and was at an interest rate of 10%, with interest and principal payable no later than May 31, 2001. A warrant to purchase 85,000 shares at a price equal to $3.00 per share was issued February 23, 2001 in connection with the $1,000,000 convertible debenture. The warrant expires March 31, 2006. The warrant is convertible, at the holder's option into common shares. The Debenture is convertible, at the holder's option, into Units sold in the planned private placement discussed below. The debenture is secured by Onvantage assets as well as certain personal assets pledged by Mr. Kenneth Raasch.

As a result of this transaction noted above and as evidenced by a letter containing amended joint escrow instructions, 55.56%, (or 4,716,667 of the 8,490,000) of the shares in escrow as required by the terms of the Convertible Debenture Agreement entered into in November 2000, were released from escrow and are to be returned to the Stockholders. 44.44% (or 3,773,333 of the 8,490,000) of the escrowed shares still remain in escrow pending Borrower's raising of the additional $800,000 by April 1, 2001. The Company is currently negotiating an extension to this April 1, 2001 deadline and believes that such extension will be obtained.

As discussed in the Preliminary Information Statement PRE 14C filed on March 12, 2001 and herein incorporated by reference, the Board of Directors have sought the authority, without further action by the shareholders, to issue up to

10,000,000 shares of preferred stock. The issuance of Preferred Stock could affect adversely the voting power of holders of Common Stock and the likelihood that such holders would receive dividends and dividend payments and payments upon liquidation could have the effect of delaying, deferring or preventing a change in control of the Company.

The Company believes that the proceeds of a private placement will be sufficient to continue operations into fiscal 2002. However, the Company's future expenditures and capital requirements will depend on a number of factors including the obtaining of financing, the development and implementation of next generation technologies, technological developments on the internet and the regulatory and competitive environment for Internet based services and products.

The ultimate success of the Company will depend on realizing revenues and generating income from operations.

INFLATION

The Company's products are to be sold in US dollars and the Company does not believe currency exchange rates or current inflation rates will have a significant effect on sales or profitability.


Item 7. FINANCIAL STATEMENTS

The information for this Item is included beginning on Page F-1 of this report on Form 10-KSB.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 31, 2000 and in connection with the merger and the change in fiscal year referred to in Form 8-K filed on August 1, 2000, the Company's board of directors ratified the appointment of Grant Thornton LLP as the Company's independent accountants to replace Bingham & Company, who was dismissed.

Bingham & Company's report on the financial statements of Zstar for the fiscal years ended February 29, 2000 and February 28, 1999 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years audited by Bingham & Company, and any subsequent interim period preceding the dismissal of Bingham & Company, there were no disagreements with Bingham & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Bingham & Company, would have caused Bingham & Company to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III


Item 9. EXECUTIVE OFFICERS AND DIRECTORS

As of December 31, 2000, the Company's current executive officers and directors, their ages, titles and tenure are:


          NAME            AGE               POSITION           PERIOD FROM
                                                               WHICH SERVED
Kenneth Raasch            40     CEO, Chairman, Director       February 1,1999
Anthony Thomopoulos       63     Vice Chairman, Director       February 1,1999
Dean Senner               44     COO, President                May 15,2000
Shannon Pitts             35     CMO, Executive VP             June 15, 1999
Mark Lemma                36     CFO, VP Finance               June 19,2000
Lisa Nixon                34     Corporate Secretary           November 8, 1999
G.Eric Kuskey             38     VP Business Development       January 1,2000
David Paul Wiebe          38     Director                      February 25,2000
Michael A. Hammer         46     Director                      September 1,2000
Dennis Holt               66     Director                      August 1, 2000


The Company has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All officers of the Company serve at the pleasure of the Board of Directors. All Directors of the Company are elected for a term of one year.

BIOGRAPHICAL INFORMATION

Ken Raasch, Chief Executive Officer, Chairman, Director

Mr. Raasch has served as Chairman of the Board and CEO since inception. Prior to that, Mr. Raasch co-founded with Thomas Kinkade Media Arts Group (MAGI) (NYSE-MDA). He has served as Chairman and CEO, and currently serves on the board of directors as Chairman Emeritus. MAGI was named during 1995 and 1999 by Business WEEK as the 2ND AND 4th hottest small growth company in America respectively, and MAGI was named during 1998 by FORBES magazine as the 10th best small company in America. Notably, Mr. Raasch executed a successful IPO in August 1994 for Media Arts Group, Inc. and a follow-on offering on February 1998, raising a total of over $40 million in the public capital markets.

Prior to Media Arts Group, Mr. Raasch was the President and majority shareholder of First Med Corporation, a physicians services company that was acquired by Medaphis Corporation, a publicly traded company.

Anthony Thomopoulos, Vice Chairman, Director

Mr. Thomopoulos is a seasoned executive in the motion picture and television industry known for his innovations and achievements. Mr. Thomopoulos worked for 12 years with American Broadcasting Company (ABC), serving in several different capacities including President of ABC Entertainment and President of ABC Broadcast Group. From 1985-1988, Mr. Thomopoulos also served as Chairman of United Artist Pictures, where under his direction, the Academy award-winning film "Rainman" was produced. Mr. Thomopoulos was also President of Amblin

Television from 1991-1995. In 1995, he became President of the Family Channel and guided them to a 33% increase in ratings. Mr. Thomopoulos was also Chief Executive Officer of MTM Entertainment, Inc., which under his direction made an extraordinary imprint in television production.

Dean Senner, President, Chief Operating Officer

Mr. Senner was an Executive Vice President of Lockheed Martin Commercial Space Systems, an enterprise that designed and deployed satellite technology to provide wireless broadband, mobile, fixed, and direct broadcast services worldwide, with $700 million in annual revenues. During his tenure, Mr. Senner also led the initial formulation of a European-based telecommunications company, including structuring and negotiating a major debt and equity package for the entity.

Shannon Pitts, Executive Vice President and Chief Marketing Officer

Mr. Pitts brings extensive experience in online business strategy, operations management, client services and team leadership. He is a former executive of AGENCY.COM, a leading Internet professional services firm. He also served as Executive Producer and General Manager of Eagle River Interactive and CEO of Centricom, a Web and systems integration firm. Mr. Pitts held the post of Worldwide VP of Marketing for PIXION, an online software company. At Ogilvy & Mather, he gained extensive experience in advertising and marketing for technology companies. His past clients include Microsoft, Sun Microsystems, Oracle, Hewlett-Packard, US West, Viacom, Disney and PG&E.

Mark Lemma, Vice President of Finance and Chief Financial Officer

Mr. Lemma brings substantial experience in financial management of technology-based companies. In his most recent position, he was Corporate Controller and Treasurer of Pets.com, Inc. There, he managed the fast-paced growth that the company experienced as a new start-up, launching its Web site, opening two distribution centers, growing from 13 to 300 employees, and successfully completing an IPO. Mr. Lemma's prior experience includes being a founding partner in a local San Francisco C.P.A. firm, Division Controller at US West, and working as a public accountant at Ernst & Young.

David Paul Wiebe, Director

David Paul Wiebe is Vice President, Corporate Finance for IPO Capital Corp., a Canadian investment dealer. Mr. Wiebe focuses his efforts on financing for micro-cap public and private technology companies. In addition to his six years in investment banking, he gained a wide range of experience as an independent business consultant. He started his career in sales with Nestle. Mr. Wiebe received his B.A. (1985)(Economics) and MBA (1989) from the University of British Columbia, and obtained his CFA charter in 1998.

Michael Armand Hammer, Director

Michael Hammer is Chairman and CEO of The Armand Hammer Foundation and Chairman and CEO of the Hammer International Foundation. Mr. Hammer is Chairman of the Board and President of Hammer Galleries and Knoedler Galleries in New York City. He is also a member of the Board of Directors of Avenue Entertainment Group, Inc. and Chairman and CEO of Maccabee Productions, a film and TV production company. He is a director of the Armand Hammer Museum of Art and Cultural Center and, along with his wife, Dru, is a member of the Honorary Advisory Board for Stop Cancer. He and his wife are also Directors of The Armand Hammer United

World College of the American West in Montezuma, New Mexico. Mr. Hammer is a Founder and is Chairman of Grace Christian Academy in the Cayman Islands and a Founder and Director of Christian Communications Association, a not-for-profit, non-denominational Christian Radio Station, also in Grand Cayman.

Dennis Holt, Director

Mr. Holt is the founder and chairman of Western International Media, the largest media management company in North America. The company has annual billings of $5.2 billion in North America and more than $12.5 billion worldwide under its new name, Initiative Media Worldwide. Mr. Holt founded and now serves as the CEO of Patriot Communications LLC, a growing multimedia company.

Mr. Holt is the recipient of numerous industry recognitions, including "Man of the Year in Advertising" and "Media All Star & Media Executive of the Year." In 1994, the Hollywood Radio and Television Society named him "Advertising Executive of the Year". In 2000, he was chosen by the Southern California Broadcasters' Association to receive their "Millennium SCBA Lifetime Achievement Award." Mr. Holt additionally serves on the board of AdExchange, a digital marketplace for online advertising, and Westwood One, America's largest radio network.

Lisa Nixon, Corporate Secretary, Director of Business Development

Lisa Nixon brings to Onvantage strong operations and account management experience. Ms. Nixon is currently the Director of Business Development for Onvantage, in addition to her role as Corporate Secretary. Prior to Onvantage, Ms. Nixon was Director of Business Development for Media Arts Group, Inc., where she was responsible for the account management of the company's two largest accounts, QVC and Avon, and was responsible for the operations of the Thomas Kinkade licensing program. Ms. Nixon also served as Director of Sales Operations where she managed the transition from utilizing independent sales representative to hiring and managing a company sales force. Ms. Nixon also has extensive background in retail operations with Hallmark and consumer banking with CoreStates Bank.

G.Eric Kuskey, Vice President of Business Development

Before joining Onvantage in 1999, Kuskey was a veteran of the Art Publishing and Licensing industry dating back to 1988. During that 11-year period, Kuskey worked with many of the top-selling artists in the world, including Thomas Kinkade, known as the "Painter of Light". Kuskey's work in the Licensing industry also consisted of developing relationships and working with some of the country's best known consumer products manufacturers, such as Hallmark, At-a-Glance/Mead, Warner Books, Time Life Publishing, QVC, La-Z-Boy and US Homes. After many years as an independent Licensing Agent, Kuskey spent six years with artist Thomas Kinkade and Media Arts Group in San Jose. As the VP of Licensing & Strategic Relationships, Kuskey saw total retail sales of Thomas Kinkade products increase from $25 Million to over $500 Million per year. As a recognized expert in Licensing & Branding, Kuskey has consistently been quoted in many Art, Publishing, Licensing, Financial and General News Publications, including Art Business News and the Wall Street Journal. In 1999, License Magazine named Kuskey one of the most influential 50 executives in Licensing. Kuskey left Media Arts Group and the Licensing Industry in 1999 to join Mr. Raasch in founding Onvantage Inc.


RECENT CHANGES

On or about January 29, 2001, Dennis Holt resigned as a Director in order to pursue personal interests.

As a condition of the Merger, on or about July 17,2000, Eric Neil White resigned as President, Chief Executive Officer and Director of Zstar. Onvantage Technologies, Inc.'s Chairman and CEO, Mr. Kenneth Raasch replaced Mr. White.


INDEMNIFICATION OF OFFICERS AND DIRECTORS

The Company's Articles of Incorporation limits the personal liability of directors and officers to the maximum extent permitted by the General Corporation Law of Nevada.

The Articles of Incorporation further provide that the Company shall, to the fullest extent permitted by the General Corporation Law of the State of Nevada, as amended and supplemented (the "Law") indemnify any and all persons whom it shall have power to indemnify under the Law from and against any and all of the expenses, liabilities, or other matters referred to in or covered by the Law. It further states that the indemnification provided for shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any Bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

Under Nevada law, such limitations include monetary damages for any action taken or failed to be taken as an officer or director except for (i) an act or omission that involves intentional misconduct or a knowing violation of the law, or (ii) payment of improper distributions. Nevada law also permits a corporation to indemnify any current or former director, officer, employee or agent if the person acted in good faith and in a manner in which he reasonably believed to be in or not opposed to the best interest of the corporation. In the case of a criminal proceeding, the indemnified person must also have had no reasonable cause to believe that his conduct was unlawful.

The Company's Bylaws provide that, to the full extent permitted by the Company's Articles of Incorporation (as amended) and the Nevada General Corporation Law, the Company will indemnify the Company's officers, directors and employees in connection with any action, suit or proceeding (civil or criminal) to which those persons are made party by reason of their being a director, officer or employee.

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification by the Company would be required or permitted. The Company is not aware of any threatened litigation or proceeding, which would result in a claim for such indemnification.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending December 31, 2000, all filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth compensation for the Chief Executive Officer("CEO"), and the four most highly compensated other executive officers whose salaries and bonuses for fiscal 2000 were $100,000 or greater. Neither the former CEO nor the former executive officers of the Company received salaries or bonuses in fiscal 1999.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                       SUMMARY COMPENSATION TABLE
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                         Long Term Compensation
                             Annual Compensation                         Awards          Payouts
- ----------------------------------------------------------------------------------------------------------------------------------
(a)                          (b)    (c)        (d)        (e)            (f)             (g)              (h)        (i)
- ----------------------------------------------------------------------------------------------------------------------------------
Name and                                                                                 Securities                  All
Principle                                                 Other Annual   Restricted      Underlying       LTIP       Other
Position                     Year   Salary     Bonus      Compensation   Stock Awards    Options/SARs     Payouts    Compensation
                                    ($)        ($)        ($)            ($)             (#)              ($)        ($)
- ----------------------------------------------------------------------------------------------------------------------------------
Kenneth Raasch (1)           2000   125,000,     -
CEO,Chairman,Director
- ----------------------------------------------------------------------------------------------------------------------------------
Eric Neil White              2000   NIL         -
Former CEO,President         1999   NIL
And Director
- ----------------------------------------------------------------------------------------------------------------------------------
Anthony Thomopoulos (2)      2000   131,250     -
Vice Chairman,Director
- ----------------------------------------------------------------------------------------------------------------------------------
Dean Senner(3)               2000   145,833    30,000
COO,President
- ----------------------------------------------------------------------------------------------------------------------------------
Shannon Pitts(4)             2000   225,000    25,000
Chief Marketing Officer
Executive VP
- ----------------------------------------------------------------------------------------------------------------------------------
G.Eric Kuskey(5)             2000   122,083    -
VP Business Development
- ----------------------------------------------------------------------------------------------------------------------------------

          (1)  Employment started February 1, 1999
          (2)  Employment started February 1, 1999
          (3)  Employment started May 15, 2000
          (4)  Employment started June 15, 1999
          (5)  Employment started January 1, 2000


- ----------------------------------------------------------------------------------------------------------------------------------
                                                 OPTION GRANTS IN LAST FISCAL YEAR
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                 Individual Grants
- ----------------------------------------------------------------------------------------------------------------------------------
(a)                             (b)                              (c)                            (d)            (e)
- ----------------------------------------------------------------------------------------------------------------------------------
                                Number of Securities             %of Total Options/SARs         Exercise or
                                Underlying Options/SARs          Granted To Employees           Base Price     Expiration
Name                            Granted(#)                       In Fiscal Year                 ($/Sh)         Date
- ----------------------------------------------------------------------------------------------------------------------------------
Dean Senner                     500,000                          45.70%                         2.00           2010
- ----------------------------------------------------------------------------------------------------------------------------------
Shannon Pitts                   11,000                           1.00%                          2.00           2010
- ----------------------------------------------------------------------------------------------------------------------------------
Mark Lemma                      200,000                          18.30%                         3.00           2010
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
- ----------------------------------------------------------------------------------------------------------------------------------
(a)                       (b)                    (c)           (d)                                (e)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                             Number of Securities
                        Shares                  Value       Underlying Unexercised         Value of Unexercised
                  Acquired On Exercise         Realized         Options at YE            in the money Options at YE
Name                      (#)                     ($)      Exercisable/Unexercisable     Exercisable/Unexercisable
- ----------------------------------------------------------------------------------------------------------------------------------
Dean Senner               500,000                0             0/500,000                          0/1,500,000
- ----------------------------------------------------------------------------------------------------------------------------------
Shannon Pitts             11,000                 0             275,000/8,250                      8,250/24,750
- ----------------------------------------------------------------------------------------------------------------------------------
Mark Lemma                200,000                0             0/200,000                          0/400,000
- ----------------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

Directors currently do not receive any cash compensation for serving on the Board of Directors, or for any other services rendered to the Company in their capacity as director of the Company, but are reimbursed for expenses they incur in connection with their attendance. The Company has adopted a director's stock plan, under which non-employee directors are entitled to receive stock options. The only Director currently holding such options is Michael Armand Hammer, who was granted 50,000 in February 2001 options that are subject to one year vesting from September 1, 2000, the date he joined the Board.

OUTSIDE DIRECTORS

The Company has three outside directors as of December 31, 2000. Non-Employee Directors are reimbursed for their travel and reasonable expenses of attending meetings. Directors who are employees of the Company serve as directors without compensation.

EMPLOYMENT CONTRACTS

As of May 15, 2000, the Company entered into an "at-will" employment relationship with Dean Senner, President and Chief Operating Officer. Mr. Senner's agreement provides for a base salary of $250,000 and subject to achieving agreed upon goals, an annual bonus of $60,000.

In the event of an employment termination without cause, Mr. Senner will be entitled to the equivalent of 6 months' base salary paid in a lump sum at the time of termination. The same terms apply should (i) the Company undergo a change in control representing 51% or more of the combined voting power of the Company's then outstanding securities, and (b) Mr. Senner is not offered a similar position with equal or greater compensation. Upon initiation of the severance agreement, 50% of all unvested stock options will become immediately vested.


REPORT ON REPRICING OF OPTIONS/SAR's

None

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Shares as of February 28, 2001, by
(i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (ii) all directors and officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have investment and voting power with respect to such shares, subject to community property laws where applicable.

In accordance with the rules of the SEC, each person is deemed to beneficially own any shares issuable upon exercise of share options or warrants held by such person that are currently exercisable or that become exercisable within 60 days after February 28, 2001.


- --------------------------------------------------------------------------------------------------------------------------------
                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
- --------------------------------------------------------------------------------------------------------------------------------
                (A)                           (B)                            (C)                               (D)
- --------------------------------------------------------------------------------------------------------------------------------
Title of Class              Name and Address                 Amount and Nature
                            Of Beneficial Owner              Of Beneficial Owner          Percent of Class (1)
- --------------------------------------------------------------------------------------------------------------------------------
Common Shares               Kenneth Raasch                   15,055,756                   46.93%
                            333 West Santa Clara Street
                            San Jose, CA 95113
- --------------------------------------------------------------------------------------------------------------------------------
Common Shares               Anthony Thomopoulos              2,300,000                    7.17%
                            333 West Santa Clara Street
                            San Jose, CA 95113
- --------------------------------------------------------------------------------------------------------------------------------
Common Shares               All Directors and                19,373,756                   60.38%
                            Executive Officers as
                            a Group (10 persons)
- --------------------------------------------------------------------------------------------------------------------------------

(1) Calculations are based on 32,084,517 beneficially owned shares of Common Stock as of February 28, 2001. All common shares held by the Officers and Directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain circumstances, subject to certain Lock-Up Agreements.

MANAGEMENT

The following table sets forth certain information regarding management's security ownership of the Company's outstanding Common Shares as of February 28, 2001, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each named executive, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have investment and voting power with respect to such shares, subject to community property laws where applicable.

In accordance with the rules of the SEC, each person is deemed to beneficially own any shares issuable upon exercise of share options or warrants held by such person that are currently exercisable or that become exercisable within 60 days after February 28, 2001.


- ------------------------------------------------------------------------------------------------------------------
                                        SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
- ------------------------------------------------------------------------------------------------------------------
       (A)                            (B)                          (C)                         (D)
- ------------------------------------------------------------------------------------------------------------------
Title of Class                  Name and Address               Amount and Nature
                                Of Beneficial Owner            Of Beneficial Owner        Percent of Class (1)
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   Kenneth Raasch (2)             15,055,756                 46.93%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   Anthony Thomopoulos(3)         2,300,000                  7.17%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   Dean Senner (4)                177,084                    0.55%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   Shannon Pitts (5)              991,750                    3.09%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   Mark Lemma (6)                 70,833                     0.22%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   David Paul Wiebe (7)           20,000                     0.06%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   Michael Hammer (8)             33,333                     0.10%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   Dennis Holt (9)                25,000                     0.08%
                                333 West Santa Clara Street
                                San Jose, CA 95113



- ------------------------------------------------------------------------------------------------------------------
Common Shares                   G.Eric Kuskey(10)              450,000                    1.40%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   Lisa Nixon(11)                 250,000                    0.78%
                                333 West Santa Clara Street
                                San Jose, CA 95113
- ------------------------------------------------------------------------------------------------------------------
Common Shares                   All Directors and (12)         19,373,756                 60.38%
                                Executive Officers as
                                a Group (10 persons)
- ------------------------------------------------------------------------------------------------------------------

(1) Calculations are based on 32,084,517 beneficially owned shares of Common Stock as of February 28, 2001. All common shares held by the Officers and Directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain circumstances, subject to certain Lock-Up Agreements.

(2) Mr.Raasch is the beneficial owner of an aggregate of 15,055,756 shares of Common Stock.

(3) Represents 2,300,000 shares of Common Stock outstanding.

(4) Represents 177,084 shares of Common Stock issuable upon exercise of Mr. Senner's options.

(5) Includes 989,000 shares of Common Stock outstanding and 2,750 shares of Common Stock issuable upon exercise of Mr. Pitts' options.

(6) Represents 70,833 shares of Common Stock issuable upon exercise of Mr. Lemma's options.

(7) Represents 20,000 shares of Common Stock outstanding and owned by Mr. Wiebe's spouse.

(8) Represents 33,333 shares of Common Stock issuable upon exercise of Mr. Hammer's options.

(9) Represents 25,000 shares of Common Stock issuable upon exercise of Mr. Holt's options.

(10) Represents 450,000 shares of Common Stock.

(11) Represents 250,000 shares of Common Stock.

(12) Includes 19,064,756 shares of common stock outstanding and 309,000 shares of common stock issuable upon exercise of options.


CHANGE IN CONTROL

There are no contractual arrangements or pledges other than the escrow agreement described in Subsequent Events above of the Company's securities, known to the Company, which may at a subsequent date result in a change of control of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party notes payable includes an unsecured convertible promissory note payable to Kenneth Raasch, the Company's founder, CEO and Chairman, with a principal balance of $1,089,413 as of December 31, 1999. The related party notes payable was due in August 2000. Interest on the note is at 8% per annum.

The related party notes payable provided for $487,360 of the outstanding principal and accrued interest to be converted into 12,838,977 shares of common stock. In August 1999, these amounts were converted. The common stock issued upon conversion of the related party note payable is subject to a Founder's Restricted Stock Purchase Agreement ("Founder's Agreement"). The Founder's Agreement provides that before any of these shares are permitted to be sold, or otherwise transferred, the Company shall have the right of first refusal to purchase the shares. This right of first refusal terminates immediately upon the completion of certain transactions specified in the Founder's Agreement. The Founder's Agreement also provides that these shares are subject to repurchase rights in favor of the Company, which are released 25% upon issuance, and the remaining shares ratably over three years. The Founder's Agreement provides that in the event of voluntary or involuntary termination before all of the shares are released from the Company's repurchase option, the Company shall have an irrevocable, exclusive option for 90 days from the date of termination to purchase all unreleased shares at the original purchase price. In October 2000, the Company released the common stock issued upon conversion of the related party note payable from the repurchase option due to the pledge of these shares as collateral for the convertible debentures.

The outstanding principal balance as of December 31, 1999, was convertible into common shares upon a qualified equity financing as defined in the related party notes payable.

During the year ended December 31, 2000, the Company received additional net advances of $1,060,000 on the related party notes payable. In September 2000, the Company converted the outstanding $2,149,413 of related party notes payable and $105,125 of accrued interest into 375,756 shares of common stock.

The Company's head offices are subleased on a month-to-month basis from Media Arts Group, Inc., a company in which Onvantage's Chief Executive Officer is a member of the Board of Directors. Media Arts Group, Inc., leases the office space from a third party lessor. Total rent expense under this sublease agreement was $184,000 for the year ended December 31,2000 and $24,700 for the period ended December 31, 1999.

During February 2001, as discussed in "Item 6. Management's Plan of Operation, Subsequent Events", the Company entered into a $1,000,000 convertible debenture with an unrelated party. The debenture is secured by Onvantage assets as well as certain personal assets pledged by Mr. Kenneth Raasch.

The Convertible Debentures entered into in November 2000, December 2000 and January 2001 and discussed in "Item 6. Managements Plan of Operation", specify that the Company shall use its best efforts to raise additional funds of $1,800,000 prior to April 2001. The successful achievement of the additional funds are secured by a pledge of one-half (1/2) of all common shares in the Company held by Kenneth Raasch and Anthony Thomopoulos (no less than 8,490,000 shares). If the Company does not raise the required funds, the pledged common shares will be transferred to the holders of the Debentures based on the percentage of the additional funds not raised and the fair value of the shares transferred will be recorded as a charge to earnings. In February 2001, as discussed in "Item 6. Management's Plan of Operation, Subsequent Events" and noted above, the Company secured $1,000,000 in additional funding which resulted in extinguishment of 56% of the aforementioned common share pledge commitment. An extension of time alotted to raise the additional funding is currently being negotiated and the Company believes that such extension will be approved.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

      EXHIBIT
       NUMBER                        DESCRIPTION OF DOCUMENT
       ------                        -----------------------

        2.1 Agreement of Merger and Plan of Reorganization by and between Zstar Enterprises, Inc., a Nevada corporation ("Zstar"); Apex Canadian Holidays, Ltd., a British Columbia, Canada corporation and wholly-owned subsidiary of Zstar; Zstar Subsidiary, Inc., a Delaware Corporation and a wholly-owned subsidiary of Zstar; and OnVantage, Inc., a Delaware Corporation (incorporated by reference to the Exhibit 2 to the Definitive Information Statement on
                      Schedule 14C filed on June 27, 2000).

        3(i).1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-KSB filed on June 6, 2000) and as amended (incorporated by reference to Schedule 1 to the Company's Definitive Information Statement on Schedule 14C filed on June 27, 2000).

        3(ii).1 Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-KSB filed on June 6, 2000).

        4.1 Form of Common Stock Certificate (incorporated by reference to the exhibit 4.1 to the Company's Annual Report on Form 10-KSB filed on June 6, 2000).

        10.1+         AT&T Private Label-Service Order Attachment.

        10.2 Form of Convertible Debenture Agreement. Differences among 3 Convertible Debentures are specified in the section titled "Liquidity and Capital Resources" of this Form 10-KSB.

        10.3 Snippets.com License Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed on November 14, 2000).

        10.4# Amended and Restated Onvantage, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed on December 14, 2000).

        11.1 Statement regarding computation of per share earnings stated elsewhere in this filing of Form 10-KSB.

        16.1 Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Registration Statement, as amended on Form S-8/A filed on October 2,
                      2000).

        21.1          Subsidiaries of the Company.

        22.1 Submission to vote of Security Holders (incorporated by reference to Item 4 to the Company's Quarterly Report on Form 10-QSB filed on November 14, 2000).

        23.1          Consent of Grant Thornton LLP, Independent Auditors.

        24.1          Power of Attorney (see page 42 of this Form 10-KSB).

- ----------

+ Confidential treatment has been requested with respect to certain portions of this agreement.
# Indicates management contract or compensatory plan or arrangement.

       Reports on Form 8-K

          (1) Form 8-K was filed on August 1, 2000 announcing a change in control of the Company, acquisition and disposition of assets, change in certifying accountant and change in fiscal year.

          (2) Form 8-K/A, which amended Form 8-K filed on August 1, 2000, was filed on October 2, 2000 and included pro forma financial information, audited financial statements and a letter regarding the change in certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Onvantage, Inc.

                   Date: April 2, 2001        By: /s/ Kenneth Raasch
                                                  ----------------------
                                                  Kenneth Raasch, Chairman
                                                  and Chief Executive Officer


POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Raasch, Chief Executive Officer and Mark Lemma, Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of this Registrant and in the capacities and on the dates indicated have signed this report below.


SIGNATURE                            TITLE                           DATE

/s/ Kenneth Raasch
- ------------------------   Chairman, Chief Executive             April 2, 2001
    Kenneth Raasch         Officer (Principal Executive
                           Officer), and Director


/s/ Mark Lemma
- ------------------------   CFO and VP of Finance                 April 2, 2001
    Mark Lemma             (Principal Financial and
                           Accounting Officer)


/s/ Anthony Thomopoulos
- ------------------------   Vice Chairman, Director               April 2, 2001
   Anthony Thomopoulos


/s/ Paul Wiebe
- ------------------------   Director                              April 1, 2001
    Paul Wiebe


/s/ Michael Hammer
- ------------------------   Director                              April 2, 2001
    Michael Hammer
                                       42

                      Index to Item 7: Financial Statements


                                    CONTENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................    F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheets.........................................    F-3

     Consolidated Statements of Operations ..............................    F-4

     Consolidated Statement of Stockholders' Deficit.....................    F-5

     Consolidated Statements of Cash Flows...............................    F-6

     Notes to Consolidated Financial Statements..........................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Onvantage, Inc.

We have audited the accompanying consolidated balance sheets of Onvantage, Inc. (a developmental stage enterprise) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000 and for the period February 25, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onvantage, Inc. (a developmental stage enterprise) as of December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2000 and for the period February 25, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company's current liabilities of $2,586,835 exceeded its current assets of $855,619. In addition, the Company has incurred losses from operations and used cash in operating activities for the year ended December 31, 2000 and for the period February 25, 1999 (date of inception) to December 31, 1999, and had an accumulated deficit of $8,618,315 and $1,911,880 as of December 31, 2000 and 1999, respectively. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to address these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San Jose, California
February 9, 2001, except for
Note 11, as to which the date
is February 27, 2001

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                                    2000          1999
                                                                                ------------   ----------
                                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 714,360    $   14,800
    Prepaid expenses                                                                141,259        14,573
                                                                                ------------   -----------

        Total current assets                                                        855,619        29,373

PROPERTY AND EQUIPMENT, net                                                         600,398        66,668

COSTS OF ISSUANCE, NET ACCUMULATED AMORTIZATION OF $14,990                          165,010             -

OTHER ASSETS                                                                         96,598         5,143
                                                                                ------------   -----------

                                                                                $ 1,717,625    $  101,184
                                                                                ============   ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                              $ 282,775    $  355,809
    Accrued interest payable                                                        435,730        32,670
    Lease obligations - current portion                                              68,330             -
    Related party notes payable                                                           -     1,089,413
    Convertible debentures                                                        1,800,000             -
                                                                                ------------   -----------

        Total current liabilities                                                 2,586,835     1,477,892

Long term capital lease obligation                                                   75,590             -

COMMITMENTS AND CONTINGENCIES                                                             -             -

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value, 100,000,000 shares authorized;
      31,765,100 and 30,899,224 shares issued and outstanding at
      December 31, 2000 and 1999, respectively                                       31,765        30,899
    Additional paid-in capital                                                    7,641,750       504,273
    Accumulated deficit during development stage                                 (8,618,315)   (1,911,880)
                                                                                ------------   -----------

        Total stockholders' deficit                                                (944,800)   (1,376,708)
                                                                                ------------   -----------

                                                                                $ 1,717,625    $  101,184
                                                                                ============   ===========



        See accompanying notes to the consolidated financial statements.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   February 25, 1999     February 25, 1999
                                                                 Year Ended       (date of inception)   (date of inception)
                                                              December 31, 2000   to December 31, 1999  to December 31, 2000
                                                              ------------------  -------------------   --------------------
OPERATING EXPENSES
   Research and development (including
     noncash compensation expense of $324,000 for the year
     ended December 31, 2000, $29,843 for the period
     from February 25, 1999 (date of inception) to
     December 31, 2000, and $353,843 from February 25, 1999
     (date of inception) to December 31, 2000)                      $ 1,596,750           $ 1,165,389           $ 2,762,139
   Selling, general and administrative                                3,764,940               723,489             4,488,429
                                                              ------------------  --------------------  --------------------

     Total operating expenses                                         5,361,690             1,888,878             7,250,568
                                                              ------------------  --------------------  --------------------

OPERATING LOSS                                                       (5,361,690)           (1,888,878)           (7,250,568)

Interest expense (including noncash interest expense of $1,218,720)  (1,344,745)              (23,002)           (1,367,747)
                                                              ------------------  --------------------  --------------------

NET LOSS                                                           $ (6,706,435)         $ (1,911,880)         $ (8,618,315)
                                                              ==================  ====================  ====================

Net loss per share, basic and diluted                                   $ (0.21)              $ (0.10)              $ (0.34)
                                                              ==================  ====================  ====================

Shares used in computing basic and diluted net loss per share        31,243,516            18,444,053            25,384,206
                                                              ==================  ====================  ====================


        See accompanying notes to the consolidated financial statements.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000

                                                                Common Stock            Additional                        Total
                                                           ----------   ----------       Paid-in       Accumulated    Stockholders'
                                                             Shares       Amount         Capital         Deficit         Deficit
                                                           ----------   ----------     -----------     -----------    -------------

Balance, February 25, 1999                                 10,570,000   $   10,570     $         -     $        -     $    10,570

Issuance of common stock for services and cash to
     affiliates and others at $0.001 per share in
     June, August, September and November 1999              3,093,302        3,093          29,752              -          32,845

Conversion of related party note payable to
     common stock in August 1999                           12,838,977       12,839         474,521              -         487,360

Issuance of common stock under stock
     arrangements with employees for cash at $0.001
     per share in August and October 1999                   4,396,945        4,397               -              -           4,397

Net loss for the period                                             -            -               -     (1,911,880)     (1,911,880)
- ------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                                30,899,224       30,899         504,273     (1,911,880)     (1,376,708)
- ------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
     at $0.001 per share in January 2000                      545,758          546              (7)             -             539

Issuance of warrants at $0.001 and $2.00
     per share in February 2000                                     -            -         324,000              -         324,000

Repurchase of common stock issued under
     stock arrangements with employees and
     advisors in March 2000                                  (697,638)        (698)              9              -            (689)

Issuance of common stock for cash at
     $2.00 per share in April 2000                             12,657           13          24,987              -          25,000

Conversion of Zstar Note and issuance of common
     stock for cash (net of issuance costs of $433,750)
     in July 2000                                             645,000          645       3,315,605              -       3,316,250

Conversion of related party note payable at $6.00 per
     share in September 2000                                  375,756          376       2,254,163              -       2,254,539

Accretion of beneficial conversion feature on
     issuance of convertible debentures in November 2000            -            -       1,218,720              -       1,218,720

Repurchase of common stock issued under
     stock arrangements with employees in December 2000       (15,657)         (16)              -              -             (16)

Net loss                                                            -            -               -     (6,706,435)     (6,706,435)
- ------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                                31,765,100     $ 31,765     $ 7,641,750   $ (8,618,315)     $ (944,800)
====================================================================================================================================

        See accompanying notes to the consolidated financial statements.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             February 25, 1999    February 25, 1999
                                                            Year Ended       (date of inception   (date of inception)
                                                         December 31, 2000  to December 31, 1999  to December 31, 2000
                                                         -----------------  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $  (6,706,435)     $    (1,911,880)       $  (8,618,315)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                             87,219               19,555              106,774
      Stock-based compensation expense                         324,000               29,843              353,843
      Amortization of beneficial conversion feature
        and costs of issuance                                1,233,710                    -            1,233,710
      Changes in assets and liabilities:
        Prepaid expenses                                      (126,686)             (14,573)            (141,259)
        Other assets                                           (92,689)             (22,821)            (115,510)
        Accounts payable                                       (73,034)             355,809              282,775
        Accrued liabilities                                    508,186               32,670              540,856
                                                         --------------     ---------------        -------------

           Net cash used in operating activities            (4,845,729)          (1,511,397)          (6,357,126)
                                                         --------------     ---------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                        (432,111)             (68,545)            (500,656)
                                                         --------------     ---------------        -------------

           Net cash used in investing activities              (432,111)             (68,545)            (500,656)
                                                         --------------     ---------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Related party borrowings                                  1,060,000            1,587,343            2,647,343
   Proceeds from issurance of Convertible Debentures
     (net of issuance costs of $180,000)                     1,620,000                    -            1,620,000
   Proceeds from issuance of Zstar Note                        750,000                    -              750,000
   Issuance of common stock for cash                         2,591,789                7,399            2,599,188
   Principal payments on capital lease obligations             (43,684)                   -              (43,684)
   Repurchase of common stock                                     (705)                   -                 (705)
                                                         --------------     ---------------        -------------

           Net cash provided by financing activities         5,977,400            1,594,742            7,572,142
                                                         --------------     ---------------        -------------

Net increase in cash and cash equivalents                      699,560               14,800              714,360

Cash and cash equivalents at beginning of period                14,800                    -                    -
                                                         --------------     ---------------        -------------

Cash and cash equivalents at end of period               $     714,360      $        14,800              714,360
                                                         ==============     ===============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                $           -      $             -        $           -
   Cash paid for taxes                                               -                    -                    -

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
   During 1999, the Company converted $487,360 of related party borrowings into 12,838,977 shares of common stock.

   During 2000, the Company acquired equipment under a capital lease obligation totalling $187,604.

   During 2000, the Company converted $2,149,413 and $105,125 of related party borrowings and related accrued interest expense, respectively into 375,756 shares of common stock.

   During 2000, the Company coverted the $750,000 Zstar Note into 125,000 Units consisting of one share of common stock and one warrant.

        See accompanying notes to the consolidated financial statements.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     Onvantage, Inc. ("Onvantage") was incorporated in the state of Delaware on February 25, 1999. Onvantage provides marketing and technology solutions that enable companies to deliver branded media and communication services to their customers. The Onvantage solution includes private-label Internet access combined with a Microportal that enables companies to increase customer acquisition, improve customer retention and maximize the value of the customer relationship. The offering is customizable so companies can offer the services and features most important to their customers - under their company's own brand.

     Since inception, management has devoted its efforts to activities such as financial planning, raising capital, and research and development activities. Onvantage anticipates that a portion of its ongoing operations will continue to include research and development activities. Research and development expenditures were $1,596,750 for the year ended December 31, 2000, and $1,165,389 for the period February 25, 1999 (date of inception) to December 31,1999.

     In May 2000, Onvantage entered into an Agreement of Merger and Plan of Reorganization by and among Zstar Enterprises, Inc. ("Zstar"), a Nevada Corporation, and Onvantage (the "Merger"). The Merger provided for exchange of common stock in which all Onvantage common shareholders would receive stock representing 63.11% of Zstar in exchange for all the outstanding shares of Onvantage.

     In May 2000, Onvantage executed a Convertible Promissory Note Payable to Zstar (the "Zstar Note") that provided for the borrowing of up to $3,750,000. The Zstar Note accrued interest at 10% per annum, with a minimum cumulative interest payment of $10,000. Prior to the Merger, Onvantage borrowed $750,000 under the Zstar Note.

     In July 2000, Onvantage completed the Merger with Zstar and changed its name to Onvantage Technologies, Inc. The acquisition was accounted for as a reverse acquisition whereby Onvantage was deemed to be the "accounting acquirer" under the guidance in Staff Accounting Bulletin No. 97. At the time of the merger, Zstar was a non-operating shell as all of its previous operations had been disposed of. At closing, 625,000 units were issued for consideration that included the conversion of the Zstar Note and accrued interest and cash proceeds of $2,566,250, net of issuance costs of $433,750.

     Each unit comprised one share of common stock and one purchase warrant ("Purchase Warrant"). Each Purchase Warrant entitled the holder to acquire one share of common stock for $6.00. The performance milestones required to allow exercise of the Purchase Warrants were not met and the warrants were cancelled on October 15, 2000.

     In connection with the Merger, the placement agent received 62,500 warrants to acquire one share of common stock for a period of two years from the closing of the Merger. The exercise prices of the warrants are $6.00 during the first year and $7.50 during the second year.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Onvantage, Inc. (formerly Zstar) and its wholly owned subsidiary, Onvantage Technologies, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

     CASH AND EQUIVALENTS

     The Company considers all highly liquid monetary instruments with a maturity of three months or less from the date of purchase to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated using the straight-line method over their useful lives. The estimated useful lives for machinery, equipment and software are three to six years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the asset improvements, whichever is shorter.

     SOFTWARE DEVELOPMENT COSTS

     The Company follows Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of software is expensed in the accompanying statements of operations.

     INCOME TAXES

     The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No.
     109. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Compensation expense related to employee stock options is recorded if, on the date of grant, the quoted market price of the underlying stock exceeds the exercise price.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and convertible securities using the if-converted method. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the inclusion would be anti-dilutive as follows:

                                                          DECEMBER 31,
                                                      2000          1999
                                                  ------------  ------------

     Options Under 1999 Plan                          982,000             -
     Convertible Debentures                           600,000             -
     Agent Warrants                                    62,500             -
     Warrants                                         185,000         5,000
                                                  ------------  ------------

     Total                                          1,829,500         5,000
                                                  ============  ============


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash and cash equivalents, accounts payable, accrued interest payable and convertible debentures, approximate carrying value due to the short-term nature of such instruments. The fair value of the related party notes payable is not determinable due to the related party nature of the instrument.

     SEGMENT REPORTING

     The Company's business is conducted in a single operating segment. The Company's chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.



NOTE 2 - REALIZATION OF ASSETS

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company's current liabilities of $2,586,835 exceed its current assets of $855,619. In addition, the Company has incurred losses from operations and used cash in operations for the year ended December 31, 2000 and for the period February 25, 1999 (date of inception) to December 31, 1999, and had an accumulated deficit of $8,618,315 and $1,911,880 as of December 31, 2000 and 1999, respectively.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 2 - REALIZATION OF ASSETS (CONTINUED)

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.

     In order for operations to continue through December 31, 2001, the Company may need to raise additional capital through debt or equity financing. The ultimate success of the Company will depend on realizing revenues and generating income from operations. The Company plans to offer a private placement of preferred stock. The Company believes that the proceeds from the private placement will be sufficient to continue operations into fiscal 2002.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.



NOTE 3 - PREPAID EXPENSES

     Prepaid expenses are as follows:

                                                         DECEMBER 31,
                                                      2000          1999
                                                  ------------  ------------

     Prepaid Insurance                             $   27,042    $   14,572
     Software Maintenance                             111,500             -
     Other                                              2,717             -
                                                  ------------  ------------

                                                   $  141,259    $   14,572
                                                  ============  ============

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 4 - PROPERTY AND EQUIPMENT, NET

     Property and equipment are as follows:

                                                         DECEMBER 31,
                                                      2000          1999
                                                  ------------  ------------

     Machinery and equipment                       $  529,199    $        -
     Purchased software                               136,381        68,545
     Leasehold improvements                            22,484             -
     Less accumulated depreciation                    (87,666)       (1,877)
                                                  ------------  ------------

                                                   $  600,398    $   66,668
                                                  ============  ============


NOTE 5 - RELATED PARTY NOTES PAYABLE

     Related party notes payable includes an unsecured convertible promissory note payable to the Company's founder with a principal balance of $1,089,413 as of December 31, 1999. The related party notes payable was due in August 2000.
     Interest on the note is at 8% per annum.

     The related party notes payable provided for $487,360 of the outstanding principal and accrued interest to be converted into 12,838,977 shares of common stock. In August 1999, these amounts were converted. The outstanding principal balance as of December 31, 1999, was convertible into common shares upon a qualified equity financing as defined in the related party notes payable.

     During the year ended December 31, 2000, the Company received additional net advances of $1,060,000 on the related party notes payable. In September 2000, the Company converted the outstanding $2,149,413 of related party notes payable and $105,125 of accrued interest into 375,756 shares of common stock.

     The common stock issued upon conversion of the related party note payable is subject to a Founder's Restricted Stock Purchase Agreement ("Founder's Agreement"). The Founder's Agreement provides that before any of these shares are permitted to be sold, or otherwise transferred, the Company shall have the right of first refusal to purchase the shares. This right of first refusal terminates immediately upon the completion of certain transactions specified in the Founder's Agreement. The Founder's Agreement also provides that these shares are subject to repurchase rights in favor of the Company, which are released 25% upon issuance, and the remaining shares ratably over three years. The Founder's Agreement provides that in the event of voluntary or involuntary termination before all of the shares are released from the Company's repurchase option, the Company shall have an irrevocable, exclusive option for 90 days from the date of termination to purchase all unreleased shares at the original purchase price. In October 2000, the Company released the common stock issued upon conversion of the related party note payable from the repurchase option due to the pledge of these shares as collateral for the convertible debentures.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 6 - CONVERTIBLE DEBENTURES

     In November 2000, the Company entered into Convertible Debenture Agreements (the "Debentures"), totaling $1,800,000. Each $600,000 Debenture requires a 10% interest rate, payable quarterly beginning April 1, 2001. Principal and all unpaid interest is payable on November 1, 2001. The Debentures are secured by substantially all the Company's assets.

     The Debentures contain the right to convert any portion of the Debenture into common voting stock of the Company at a conversion price of $3 per share. The Company has recognized additional interest expense of $1,218,720 representing the beneficial conversion feature of the Debenture as the Debenture was convertible upon closing.

     The Debenture specifies that the Company shall use its best efforts to raise additional funds of $1,800,000 prior to April 2001. The successful achievement of the additional funds are secured by a pledge of one-half (1/2) of all common shares in the Company held by two of the Company's founders (no less than 8,490,000 shares). If the Company does not raise the required funds, the pledged common shares will be transferred to the holders of the Debentures based on the percentage of the additional funds not raised and the fair value of the shares transferred will be recorded as interest expense in the accompanying statement of operations.

     The Company is currently in default of one of the non-financial covenants in the Debenture that provides that the Company may not declare or pay any dividend or purchase or otherwise acquire or redeem or retire any of the Company's common stock.


NOTE 7 - INCOME TAXES

     No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses since inception. The primary difference between the statutory federal tax rate of 34% and the Company's effective tax rate is the result of the valuation allowance provided against the deferred tax assets. The following table sets forth the primary components of deferred tax assets at December 31, 2000:

     Net operating loss and credit carryforwards            $   2,707,000
     Valuation allowance                                       (2,707,000)
                                                           ---------------

                                                            $           -
                                                           ===============

     At December 31, 2000, the Company fully provided a valuation allowance against its net deferred tax assets. The valuation allowance was increased by $1,999,000 during the period ended December 31, 2000. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 2000, the Company had approximately $7,045,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2019. Additionally, the Company has approximately $3,522,000 of California net operating loss carryforwards for tax reporting purposes, which will expire beginning in 2004.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 8 - STOCK OPTION PLANS

     1999 STOCK PLAN

     In August 1999, the Board of Directors approved and the Company adopted the 1999 Stock Plan (the "1999 Plan"). Under the 1999 Plan, the Company may grant options to purchase 6,700,000 shares of common stock to officers, employees and consultants. The 1999 Plan generally provides that exercise prices for employees will not be less than the fair market value per share on the date the option is granted, or 110% of the fair market value in the case of an option granted to any employee who, at the time of grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company. The 1999 Plan generally provides that exercise prices for services providers will not be less than 85% of the fair market value per share on the date the option is granted, or 110% of the fair market value in the case of an option granted to any service provider who, at the time of grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company. These options generally expire 10 years from the date of grant and vest over a period of five years.

     The 1999 Plan also provides that stock purchase rights may be issued either alone, in addition to, or in tandem with other awards granted under the 1999 Plan. Stock purchase rights are issued upon execution of Restricted Stock Purchase Agreements. The Restricted Stock Purchase Agreements grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of services. The purchase price for shares repurchased under the Restricted Stock Purchase Agreement is the original price paid for the shares. The Restricted Stock Purchase Agreements generally provide for the release of the repurchase option as follows: 25% at the date of grant and the remaining 75% monthly over three years. As of December 31, 2000, there were 1,321,055 shares available for grant under the 1999 Plan.

     2000 OMNIBUS EQUITY PLAN

     In December 2000, subsequent to the Merger, the Board of Directors approved the 2000 Amended and Restated Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan promotes the long-term success of the Company and the creation of stockholder value by attracting and retaining employees, outside directors and consultants. The initial maximum number of shares awarded under the Omnibus Plan shall not exceed 5,000,000 shares. Annually as of January 1 of each year, commencing with the year 2001, the aggregate number of shares that may be awarded under the Plan shall automatically increase by a number equal to the lesser of (i) 2,000,000 shares, (ii) five percent of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. Award under the Omnibus Plan may be in the form of restricted shares, stock units, options or stock appreciation rights. As of December 31, 2000, the Company has reserved an aggregate of 5,000,000 shares of common stock for issuance under the Omnibus Plan.

     The Omnibus Plan generally provides that all stock option agreements shall specify the term and the exercise price which will not be less than 85% and 100% of the fair market value for non statutory and incentive stock options, respectively, except for options granted to stockholders that own 10% of the total combined voting power of all classes of stock of the Company, in which case the exercise price shall be 110% of the fair market value. Generally, the options vest over three to five years and the maximum exercise term of stock options granted shall not exceed ten years from the date of grant.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


     Note 8 - STOCK OPTION PLANs (continued)

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and income (loss) per share had the Company adopted the fair value method prescribe in SFAS No. 123. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. Had compensation cost for the plans been determined based on the fair value of the options at the grant, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below. Pro forma results may not be indicative of the results in the future periods.

                                                                    FEBRUARY 25, 1999
                                                YEAR ENDED         (DATE OF INCEPTION)
                                             DECEMBER 31, 2000     TO DECEMBER 31, 1999
                                             -----------------     --------------------

     Net loss
            As reported                      $     (6,706,435)     $        (1,911,880)
            Pro forma                              (6,870,570)              (1,911,880)

     Net loss per share, basic and diluted
            As reported                      $          (0.21)     $             (0.10)
            Pro forma                                   (0.22)                   (0.10)


                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 8 - STOCK OPTION PLANS (CONTINUED)

     The Company's calculation of the fair value of employee grants were made using the Black Scholes option pricing model with the following weighted average assumptions.

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            2000
                                                       --------------

     Volatility                                             100%
     Dividend yield                                         0.00
     Risk free interest rate                                6.58%
     Expected term, in years                                4.00

     A summary of the status of the option activity under the Company's stock option plans as of December 31, 2000 and 1999 and changes during the periods ending of those dates are presented below.

                                                                WEIGHTED
                                                                 AVERAGE
                                              OUTSTANDING    EXERCISE PRICE
                                             -------------   --------------

     Balance, February 25, 1999                         -     $         -
       Granted                                          -               -
       Exercised                                        -               -
       Cancelled                                        -               -
                                             -------------   --------------

     Balance, December 31, 1999                         -               -
       Granted                                  1,094,000             2.47
       Exercised                                        -
       Cancelled                                 (112,000)            2.00
                                             -------------   --------------

     Balance, December 31, 2000                   982,000     $       2.53
                                             =============   ==============

     The weighted average fair value per option as of the date of grant for options granted during 2000 was $2.03.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 8 - STOCK OPTION PLANS (CONTINUED)

     The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2000:

                               OUTSTANDING                         EXERCISABLE
              -------------------------------------------  -------------------------

                                 WEIGHTED       WEIGHTED      WEIGHTED     WEIGHTED
  RANGE OF                       AVERAGE        AVERAGE       AVERAGE      AVERAGE
  EXERCISE        NUMBER        REMAINING       EXERCISE       NUMBER      EXERCISE
   PRICES      OUTSTANDING   CONTRACTUAL LIFE    PRICE      EXERCISABLE     PRICE
- ------------  -------------  ----------------  ----------  -------------  ----------

$      2.00        576,000             9.36     $   2.00        576,000    $   2.00
       3.00        295,000             9.46         3.00        296,000        3.00
       4.00        111,000             9.53         4.00        111,000        4.00
- ------------  -------------  ----------------  ----------  -------------  ----------

Totals             982,000             9.41     $   2.53        982,000    $   2.53
              =============  ================  ==========  =============  ==========


     All of the options outstanding at December 31, 2000 became exercisable upon issuance and are subject to redemption at the original exercise price should the holder terminate service with the Company. The redemption right extends over four years. At December 31, 2000, 602,606 shares underlying unexercised options are subject to redemption rights.

     As of December 31, 2000, the Company had committed approximately 1,075,000 options to employees under the Omnibus Plan. The Company qualified the Omnibus Plan with the state of California on February 8, 2001 and granted the options to the employees. The options were granted at an exercise price of $5.00 per share.



NOTE 9 - STOCKHOLDERS' EQUITY

     COMMON STOCK

     During 1999, the Company issued 3,093,302, shares of the Company's Common Stock to affiliates of the Company's Chief Executive Officer and various advisor's of the Company, at the purchase price of $0.001 per share for an aggregate purchase price of $3,093. Consideration for these shares also included services valued at $29,843. These shares were issued pursuant to fully vested restricted stock purchase agreements (the "Restricted Common Stock Purchase Agreements"). The Restricted Common Stock Purchase Agreements provide that before any of these shares can be sold or otherwise transferred, the Company shall have a right of first refusal to purchase the shares. This right of first refusal terminates immediately upon the completion of certain transactions specified in the Restricted Common Stock Purchase Agreements. In October 2000, the Company released a portion of the common stock issued to an affiliate of the Company's Chief Executive Office from the repurchase option due to the pledge of these shares as collateral for the convertible debentures.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

     These shares are also subject to a repurchase option and are generally released 25% upon issuance and the remaining shares ratably over three years. In the event of voluntary or involuntary termination of employment by or service to the Company before all of the shares are released from the Company's repurchase option, the Company shall have an irrevocable, exclusive option for 90 days from the date of termination to purchase all unreleased shares at the original purchase price.

     WARRANTS

     In November 1999, the Company issued warrants to purchase 5,000 shares of the Company's common stock to two independent contractors for services. These warrants are immediately exercisable and expire on November 2004 or immediately prior to the closing of the sale of issuance of shares of common stock pursuant to the Company's initial underwritten public offering of the Company's securities. The exercise prices of the warrants are $5.00 per share, subject to adjustment for certain conditions and events as provided in the warrant agreement. The value of the warrants at the date of issuance was not significant.

     In February 2000, the Company entered into two independent contractor agreements for the development of software applications. In connection with these agreements the Company issued warrants, which were exercisable upon issuance, to purchase 80,000 shares of the Company's common stock at $2.00 per share. The value of the warrants at the date of issuance was approximately $124,000.

     In February 2000, the Company entered into an independent contractor agreement for the development of the Microportal application. The independent contractor agreement also provides for the issuance of warrants to purchase up to 250,000 shares of the Company's common stock at $0.001 per share upon completion of specific milestones as specified in the independent contractor agreement. An initial grant of 100,000 warrants became vested and exercisable upon execution of the independent contractor agreement. The value of the warrants at the date of issuance was approximately $200,000. The remaining warrants vest based upon completion of each specific milestone. The milestones for 100,000 warrants were not completed prior to the expiration date. As of December 31, 2000, the established milestones for the remaining 50,000 warrants have not been satisfied.



NOTE 10 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

     RELATED PARTY LEASES

     During the year ended December 31, 2000 and the period ended December 31, 1999, the Company subleased office space from Media Arts Group, Inc., a company in which Onvantage's Chief Executive Officer is a member of the Board of Directors, under a month to month agreement. The office space is leased by Media Arts Group, Inc., from a third party lessor. Total rent expense under this sublease agreement was $184,000 for the year ended December 31, 2000 and $24,700 for the period ended December 31, 1999.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 10 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS (CONTINUED)

     If the Company continues its sublease from Media Arts Group, Inc. for the duration of the lease with the third party lessor, the minimum rental commitments are as follows:


     YEAR ENDING
     DECEMBER 31,
     ------------

     2001                                              $    195,400
     2002                                                    97,700
                                                      --------------

     Total minimum payments required                   $    293,100
                                                      ==============

     LEASE COMMITMENTS

     In July 2000, the Company entered into lease agreements, in addition to the office space subleased from Media Arts Group, Inc., for administrative and sales offices, and computer equipment. The carrying amount and accumulated depreciation on computer equipment recorded under capital lease obligations as of December 31, 2000 was $187,604 and $23,450, respectively. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy expense applicable to leased premises. Generally, the leases provide for renewal for various periods at stipulated rates. Rent expense under the operating lease agreement for the year ended December 31, 2000 was $67,000. Future minimum lease payments are as follows:

                                                 CAPITAL        OPERATING
                                                 LEASES          LEASES
                                             --------------  --------------

     2001                                     $     86,500     $   201,100
     2002                                           78,600         201,100
     2003                                                -         201,100
                                             --------------  --------------

     Future minimum lease payments                 165,100     $   603,300
     Amounts representing interest                  21,100   ==============
                                             --------------

     Present value of net minimum lease
       payments                               $    144,000
                                             ==============

     CONCENTRATIONS

     During the period ended December 31, 1999, the Company entered into an agreement for online development services with an Internet professional services firm. Research and development expenses for the period ended December 31, 1999 under this agreement were approximately $946,000. Prior to completion of the online development services a former employee of the Internet professional services firm was hired as an independent contractor. Consulting expenses, for this independent contractor, for the period ended December 31, 1999 was approximately $103,000.

                                 Onvantage, Inc.

                       (a developmental stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Cumulative from February 25, 1999 (date of inception) to December 31, 2000


NOTE 10 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS (CONTINUED)

     COLLOCATION FACILITIES

     In October 2000, the Company entered into an agreement for a collocation facility that provides dedicated hosting service. The agreement provides for the negotiation of future payments based on variances in planned and actual usage rates. Collocation expense under this agreement for the year ended December 31, 2000 was $91,550. Future minimum payments under this agreement are as follows:


     2001                                              $    630,000
     2002                                                   700,000
     2003                                                   350,000
                                                      --------------

     Total                                             $  1,680,000
                                                      ==============

NOTE 11 - SUBSEQUENT EVENT

     During February 2001, the Company entered into a $1,000,000 convertible debenture agreement. The convertible debenture requires a 10% interest rate. Principal and interest are due on the earlier May 31, 2001, or the sale of $3,000,000 of the Company's equity securities. The convertible debenture is convertible into one share of convertible preferred stock and one warrant. Each convertible preferred stock is convertible into one share of common stock. The convertible debenture is secured by substantially all the Company's assets. The Company also issued a warrant to purchase 85,000 shares of common stock at $3.00 per share as additional consideration for the convertible debenture.